Form 10-Q
period 1996-03-31
DATAMARK HOLDING INC
filed 1996-05-22
CIK 774055

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996

                                OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      N/A      to      N/A

COMMISSION FILE NUMBER: 2-99344-D



                      DATAMARK HOLDING, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                               87-0422824
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)               Identification No.)

               348 East Winchester Street, Suite 220
                     Salt Lake City, Utah 84107
             (Address of principal executive offices)

                          (801) 268-2202
                   (Issuer's telephone number)

    Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X      NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

    The Registrant has only one class of stock issued and outstanding which is Common Stock with no par value. As of March 31, 1996, 6,079,953 of the Registrant's Common Shares were issued and outstanding.

             DATAMARK HOLDING, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



ASSETS
                                                  June 30,        March 31,
                                                    1995            1996

Current Assets

Cash . . . . . . . . . . . . . . . . . . . . . .$   39,005      $   226,109

Trade accounts receivable. . . . . . . . . . . .   450,814          332,378

Notes receivable from officers . . . . . . . . .     1,000            1,000

Accounts receivable - stock subscriptions. . . .         0        4,500,000

Notes receivable from shareholders . . . . . . .   719,000                0

Inventory. . . . . . . . . . . . . . . . . . . .   107,921           86,460

Income taxes receivable. . . . . . . . . . . . .     9,304            9,304
                                                 ----------       ----------

Total Current Asset. . . . . . . . . . . . . . . 1,327,044        5,155,251
                                                 ----------       ----------

Property and Equipment

Computer Equipment . . . . . . . . . . . . . . .          -         694,346

Automobiles. . . . . . . . . . . . . . . . . . .     32,866          40,525

Printing equipment . . . . . . . . . . . . . . .    227,289         243,556

Office equipment . . . . . . . . . . . . . . . .    231,684         182,348

Furniture, fixtures and leasehold improvements .     48,800         123,752
                                                 -----------      ----------

Total Property and Equipment. . . . . . . . . .     540,639       1,284,527

Less: Accumulated depreciation . . . . . . . . .   (320,808)       (472,708)
                                                 -----------      ----------
Net Property and Equipment. . . . . . . . . . .     219,831         811,819
                                                 -----------      ----------
Other Assets . . . . . . . . . . . . . . . . .        9,771          41,709
                                                 -----------      ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . .   $1,556,646      $6,008,779
                                                =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    June 30,       March 31,
                                                      1995           1996
                                                 -------------    -----------


Current Liabilities
Accounts payable . . . . . . . . . . . . . . .  $    225,617     $   600,529

Accounts payable commissions . . . . . . . . .             0         450,000

Accrued liabilities. . . . . . . . . . . . . .        59,336          84,453

Deferred revenue . . . . . . . . . . . . . . .        12,220               -

Accrued income taxes . . . . . . . . . . . . .        13,250          13,250

Notes payable - related parties  . . . . . . .       151,166         234,422

Notes payable - current portion  . . . . . . .        71,299          27,054
                                                    ---------      ----------
Total Current Liabilities . . . . . . . . . . .      532,888       1,409,708
                                                    ---------      ----------
Long-Term Note Payable . . . . . . . . . . . .        25,332         520,796
                                                    ---------      ----------

Stockholders' Equity
Preferred stock - $0.0001 par value; 2,500,000
  shares authorized; no shares issued. . . . . .            -              -

Common stock - $0.0001 par value; 20,000,000
  shares authorized; 5,539,953 and 6,079,953
  shares issued and outstanding, respectively. .         554            608

Additional paid-in capital . . . . . . . . . . .   1,187,913      5,502,906

Deferred offering costs. . . . . . . . . . . . .     (74,799)      (134,862)

Retained earnings (deficit). . . . . . . . . . .    (115,242)    (1,290,377)
                                                   ----------    ------------
Total Stockholders' Equity. . . . . . . . . . . .    998,426      4,078,275
                                                   ----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY . . . . . . . . . . . . . . . . . . . . .  $1,556,646     $6,008,779
                                                  ============   ===========

             DATAMARK HOLDING, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For the Three Months
                                                         Ended March 31,
                                                        -----------------
                                                      1995            1996
                                                     -------         ------

Net Sales. . . . . . . . . . . . . . . . . .    $   859,779      $  939,539

Operating Costs and Expenses

Postage. . . . . . . . . . . . . . . . . . . .      360,306         346,790

Materials and printing . . . . . . . . . . . .      245,714         315,659

Selling expense. . . . . . . . . . . . . . . .      110,823         161,406

Research and development . . . . . . . . . . .      152,421         590,351

General and administrative . . . . . . . . . .       74,414         165,309
                                                  ----------      ----------
Total Operating Costs and Expenses. . . . . ..      943,678       1,579,515
                                                  ----------      ----------
Income (Loss) From Operations. . . . . . . . .      (83,899)       (639,976)
                                                  ----------      -----------
Other Income (Expense), Net

Other income . . . . . . . . . . . . . . . . .            0               0

Interest income. . . . . . . . . . . . . . . .            0               0

Interest expense . . . . . . . . . . . . . . .       (6,625)        (24,587)
                                                  -----------      ----------
Total Other Income (Expense), Net . . . . . . .      (6,625)        (24,587)
                                                  -----------      ----------
Income (loss) Before Income Taxes . . . . . . .     (90,524)       (664,563)

Provision for (Benefit From) Income Taxes . . .        (987)              0
                                                  -----------      ----------
Net Income (Loss) . . . . . . . . . . . . . . .  $  (89,537)    $  (664,563)
                                                  ===========      ==========
Net Income (Loss) Per Common and
 Common Equivalent Share. . . . . . . . . . . .  $     (.02)    $      (.12)
                                                  ===========      ==========
Weighted Average Common and Common
 Equivalent Shares Used in Per Share
 Calculation. . . . . . . . . . . . . . . . . .    4,936,263       5,539,953
                                                  ===========      ==========


              DATAMARK HOLDING, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      For the Nine Months
                                                        Ended March 31,
                                                     1995            1996
                                                   --------        --------

Net Sales. . . . . . . . . . . . . . . . . .    $ 2,521,658      $2,949,610

Operating Costs and Expenses

Postage. . . . . . . . . . . . . . . . . . .      1,022,030       1,134,934

Materials and printing . . . . . . . . . . .        712,323         881,509

Selling expense. . . . . . . . . . . . . . .        310,018         497,473

Research and development . . . . . . . . . .        360,580       1,063,163
                                                  ----------      ----------
General and administrative . . . . . . . . .        215,776         507,462
                                                  ----------      ----------
Total Operating Costs and Expenses. . . . . .     2,620,727       4,084,541
                                                  ----------      ----------
Income (Loss) From Operations . . . . . . . .       (99,069)     (1,134,931)
                                                  ----------      ----------
Other Income (Expense), Net

Other income . . . . . . . . . . . . . . . . .            -               -

Interest income. . . . . . . . . . . . . . . .            -               -

Interest expense . . . . . . . . . . . . . . .      (20,441)        (40,203)
                                                   ---------       ----------
Total Other Income (Expense), Net. . . . . . .      (20,441)        (40,203)
                                                   ---------       ----------

Income (loss) Before Income Taxes. . . . . . .     (119,510)     (1,175,134)

Provision for (Benefit From) Income Taxes. . .            -               -

Net Income (Loss). . . . . . . . . . . . . . .  $  (119,510)   $ (1,175,134)
                                                   =========     ===========
Net Income (Loss) Per Common and
 Common Equivalent Share . . . . . . . . . . .  $      (.01)   $       (.21)
                                                   ==========    ===========
Weighted Average Common and Common
Equivalent Shares Used in Per Share
Calculation. . . . . . . . . . . . . . . . . .    4,936,263       5,539,953
                                                  ==========      ==========

             DATAMARK HOLDING, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine Months
                                                          Ended March 31,
                                                      1995           1996
                                                    --------       --------

Cash Flows From Operating Activities:

Cash received from customers . . . . . . . .   $  2,645,664    $  3,055,826

Cash paid to suppliers and employees . . . .     (2,480,421)     (3,501,320)

Interest received. . . . . . . . . . . . . .          5,121               -

Interest paid. . . . . . . . . . . . . . . .        (23,167)        (40,203)

Income taxes paid. . . . . . . . . . . . . .           (141)              -
                                                  -----------     ----------

Net Cash Provided by (Used by)
Operating Activities . . . . . . . . . . . .        147,056        (485,697)
                                                  -----------     -----------
Cash Flows From Investing Activities

Payments for property and equipment. . . . .       (143,871)       (753,720)

(Increase) in other assets . . . . . . . . .         (5,346)        (31,938)

Decrease in note receivable from officer. .          46,000               -
                                                   ---------       ---------
Net Cash (Used by) Investing Activities. . .       (103,217)       (785,658)
                                                   ---------       ---------
Cash Flows From Financing Activities

Proceeds from issuance of common stock
  and other contributed capital. . . . . . .         68,500       1,029,000

Borrowings from related parties. . . . . . .         13,500         133,256

Borrowings for equipment purchases . . . . .              -         498,980

Principal payments of notes payable to
  related parties. . . . . . . . . . . . . .        (53,044)        (50,000)

Principal payments of notes. . . . . . . . .        (27,076)        (17,815)

Borrowings under line-of-credit loan
  agreement. . . . . . . . . . . . . . . . .              -          19,054


Principal payments on line-of-credit
  loan agreement . . . . . . . . . . . . . .              -         (49,000)

Payments for deferred offering costs . . . .        (65,363)       (105,016)
                                                   ----------    ------------
Net Cash Provided by Financing
     Activities. . . . . . . . . . . . . . .         63,483       1,458,459
                                                   ----------    ------------
Net Increase (Decrease) in Cash. . . . . . .        (19,644)        187,104

Cash At Beginning of Period. . . . . . . . .         89,655          39,005
                                                   ----------    ------------
Cash At End of Period. . . . . . . . . . . .    $    70,011     $   226,109
                                                   ==========    ============

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

Net Income (loss). . . . . . . . . . . . . .    $  (115,120)    $(1,175,134)

Depreciation . . . . . . . . . . . . . . . .         55,324         161,730

Changes in current assets and liabilities:

Accounts receivable. . . . . . . . . . . . .        151,805         118,436

Employee receivables . . . . . . . . . . . .         (4,832)              -

Inventory. . . . . . . . . . . . . . . . . .        (22,204)         21,461

Accounts payable . . . . . . . . . . . . . .       (121,862)        374,913

Accrued liabilities. . . . . . . . . . . . .          1,771          25,117

Deferred revenue . . . . . . . . . . . . . .        (27,797)        (12,220)

Accrued income taxes . . . . . . . . . . . .           (141)              -

Prepaid expense. . . . . . . . . . . . . . .        (13,612)              -

Net Cash Provided By Operating Activities    $      147,056    $   (485,697)


             DATAMARK HOLDING, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- INTERIM FINANCIAL STATEMENTS

    The accompanying interim financial statements as of March 31, 1996 and for the three and nine months ended March 31, 1996 and 1995 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements. Because of the seasonal nature of the Companies' business, the results of operations for the three and nine months ended March 31,1996 and 1995 are not indicative of the results to be expected for the entire fiscal year. Certain previously reported amounts have been reclassified to conform to the March 31, 1996 presentation. These reclassifications had no effect on previously reported net income.

NOTE 2 -- SEGMENT INFORMATION

    Information regarding the Companies operations for the nine months ended March 31, 1996, as well as identifiable assets at March 31, 1996, relating to the direct mail marketing industry and the computer online marketing industry, is as follows:

                                   Computer     Corporate Interest
               Direct Mail          Online    Revenue and Interest
                Marketing          Marketing         Expense,     Net Total

Net Sales      $2,949,610         $        -      $        -      $2,949,610

Income (Loss)
Before
Income Taxes      201,215         (1,336,146)        (40,203)     (1,175,134)

Depreciation       49,680            112,050               -         161,730

Property and
Equipment
Purchases          94,759            679,072               -         773,831

Identifiable
Assets at
March 31, 1996    700,020          5,308,759               -       6,008,779

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

    The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding the direct mail business has provided substantially all of its revenues and the Company intends to continue to grow its direct mail business.

    In fiscal 1994 the Company began developing its own proprietary advertiser funded national online network - ValuOne Online. Since fiscal 1994 the Company has devoted significant resources towards the development of ValuOne Online and anticipates launching the service in the fourth quarter of fiscal 1996. The Company believes that in the future the revenues of ValuOne Online could surpass those of the direct mail business.

    The Company charges fees based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign.

    The cost of postage is a significant element of any direct mail campaign. Recent increases in postal rates will increase the costs of direct mailings. Although management believes that the rate increase will not have a material long term effect on demand, there is no assurance that rate increases will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.

    In May, 1996 the Company completed its private placement of $17,000,000 which was placed predominantly with major institutions. See "Liquidity and Capital Resources" below.

Results of Operations

    The following table sets forth certain financial data as a percentage of revenues for the quarters and nine months ended March 31, 1995 and 1996.

                               Three Months Ended         Nine Months Ended
                                   March 31,                  March 31,
                               1995          1996        1995          1996
                              -------       ------      ------        ------

                  >
Net Sales. . . . .            100.0%        100.0%      100.0%        100.0%

Operating expenses
  Postage. . . . .             41.9          36.9        40.50         38.5

Materials and printing         28.6          33.6        28.2          30.0

Selling expenses               13.0          17.2        12.3          16.9

Research and development       17.7          62.8        14.3          36.0

General and administrative      8.7          17.6         8.6          17.2
                              ------        ------      ------        ------
Total operating expenses      109.9         168.1       103.9         138.5
                              ------        ------      -------       ------
Income (loss) from
  operations                   (9.8)        (68.1)       (3.9)        (38.5)
                              ------        -------     -------       -------

Total other (expense),net      (0.8)         (2.6)       (0.8)         (1.2)
                              ------        -------     --------      --------
Income (loss) before
income taxes                   (1.06)       (70.8)       (4.7)        (39.7)

Provision for (benefit
from) income taxes              0.0           0.0         0.0           0.0

Net Income (loss)              (1.16)%      (70.8)%      (4.7)%       (39.7)%



Period Ended March 31, 1995 Compared with Period Ended March 31, 1996

    Net sales for the nine months ended March 31, 1996 (the "1996
Period") increased by 11.7% to $2,949,610 from $2,521,658 for the nine months ended March 31, 1996 (the "1995 Period"). Net sales growth resulted primarily from an increase in the number of pieces mailed during the 1996 Period. The average price per piece mailed increased .05% to $.419 during the 1996 Period from $.399 during the 1995 Period.

    Postage expense as a percentage of net sales decreased slightly to 38.5% during the 1996 Period from 40.5% during the 1995 Period. Postage expenses includes drop shipping costs incurred during the first quarter of the current year and the second quarter of the prior year on a limited number of orders to avoid late mailings.

    Materials and printing expense increased 12.4% to $881,509 during the 1996 Period from $712,323 during the 1995 Period. The increase reflects the higher number of pieces mailed during the 1996 Period. Materials and printing expense as a percentage of net sales of 33.6% in the current year increased slightly (1.8) over the prior year due to increases in paper costs during the second and third quarters.

    Selling expense increased substantially to $497,473 during the 1996 Period from $310,018 during the 1995 Period. Selling expense as a percentage of net sales increased to 16.9% during the 1996 Period from 12.3% during the 1995 period. The increase in selling expense reflects the initiation of selling effort for ValuOne Online and the initial establishment of the Company's direct mail regional sales program.

    General and administrative expense increased substantially to $507,462 during the 1996 Period from $216,776 during the 1995 Period. General and administrative expenses as a percentage of net sales increased to 17.2% during the 1996 Period from 8.6% during the 1995 Period. The increase in general and administrative expense reflects new overhead burden for both ValuOne Online and the regional sales program.

    Research and development of ValuOne Online continued during the 1996 Period and the Company expended $1,063,163 of related costs compared to $360,580 in the 1995 Period. The Company anticipates launching ValuOne Online during the fall of calendar 1996.

Liquidity and Capital Resources

    The Company historically has satisfied its cash requirements through cash flow from operations and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching ValuOne Online, in March, 1996 the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement").
At March 31, 1996, the Company had obtained subscription commitments for $4,500,000 in the March 96 Placement, but had not collected the proceeds of such subscriptions. In April 1996 the subscriptions were collected in full. In May, 1996 the Company completed the March 96 Placement for total gross proceeds of $17,000,000, some of which is receivable as of the date of this report.

    Operating activities consumed $518,197 of cash in the 1996 Period compared to $147,056 in the 1995 Period. The reduction in cash flow provided by operating activities during the current period was primarily attributable to higher research and development costs associated with ValuOne Online.

    Cash flow used in investing activities was $785,658 and $103,217 during the 1996 Period and the 1995 Period, respectively. The Company's capital expenditures historically have consisted of printing machinery and office equipment. During the current fiscal year, the Company acquired $614,899 of computer equipment for ValuOne Online. The Company anticipates using $3.0 million of cash for capital investment during 1996 to acquire initial computer hardware for the ValuOne Online system. This cash will be provided by the March 96 Placement.

    Cash flow provided by financing activities was $1,458,459 and $63,483 during the 1996 Period and the 1995 Period, respectively. The increase in cash flow provided by financing activities during the 1996 Period, as compared to the 1995 Period was primarily attributable to the proceeds of the April 95 and March 96 Placement and borrowings of $133,256 from related parties. The Company borrowed $498,900 for computer equipment in the form of a capital lease. During the 1996 Period, the Company increased its line-of-credit loan agreement with a bank to a maximum of $200,000, substantially all of which was available for future borrowings as of March 31, 1996. The Company's financing arrangements, which are secured by substantially all of the Company's assets and personally guaranteed by certain officers and shareholders, require the Company to satisfy certain financial covenants and restrict the payment of dividends.


Item 6           EXHIBITS AND REPORTS ON FORM 8-K

    (a)  The following exhibits are filed herewith

              None


                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DATAMARK HOLDING, INC.



Date: May 21, 1996           By: /s/ James Egide
                             --------------------------
                                     James Egide
                                     Chief Financial Officer