Form 10-K
period 1996-06-30
DATAMARK HOLDING INC
filed 1996-10-15
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 FOR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transtion period from __________ to ___________


                         Commission File Number 0-20771

                             DATAMARK HOLDING, INC.
             (exact name of registrant as specified in its charter)

      Delaware                                   87-0461856
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

488 E. Winchester Street, Suite 100
Salt Lake City, Utah                                      84107
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:
                          (801) 268-1001

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
 $.0001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   [X]        No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of October 10, 1996 7,870,907 of the Registrant's Common Shares were outstanding. As of October 10, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $33,924,215 based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the OTC Bulletin Board in the over-the-counter market.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None

                              PART I

ITEM 1.   BUSINESS

     The Company was organized as Exchequer, Inc. as a Delaware corporation. On January 11, 1995, the Company consummated an Agreement and Plan of Reorganization (the "Agreement") with DataMark Systems, Inc., a Nevada corporation ("DataMark Systems") pursuant to which DataMark Systems became a wholly owned subsidiary of the Company. As a result of the Agreement, the former shareholders of DataMark Systems have become controlling stockholders of the Company and the officers and directors of DataMark Systems have become the officers and directors of the Company. As a condition to consummation of the Agreement, the Company effected a 1 for 3 reverse stock split and changed its name to its current name, DataMark Holding, Inc.

Overview - Targeted Advertising

     Management believes that $250 billion was spent on media advertising in the United States in 1995. Of that amount approximately $40 billion was spent on targeted direct mail advertising.

     Advertisers seek to increase the effectiveness of their advertising by directing the advertising to the types of persons they believe are most likely to be purchasers of the product or service advertised. For general circulation media, such as television, radio and newspapers, the advertisers' ability to direct its message to a specific type of potential purchaser is limited. In the case of television, the advertiser can only select the type of programming his potential purchaser should be interested in, and hope that the purchaser will be watching.

     Through an online service directed to targeted households, the online advertising messages can be delivered to those households with the highest propensity to purchase. Management therefore believes that online advertising will hold great appeal to advertisers.

     With direct mail, the advertising can be delivered directly in the homes of persons identified as likely purchasers. Although the cost per piece of advertising may be higher than generally distributed media, the purchase rate, and therefore the cost per purchase, of properly targeted direct mail can be dramatically lower than other media. For these reasons, Direct Marketing Magazine (July 1995) has stated that direct mail will be the fastest growing established advertising media.

Strategy

     DataMark provides highly targeted business to consumer advertising for its clients. The medium for such targeted advertising has been direct mail and is being expanded to include an advertiser funded online network, ValuOne Online. DataMark also intends to offer a value-added Internet service, code-named V-Network, which will receive advertising fees and end-user fees. The Company utilizes sophisticated consumer profiling techniques to target advertising to the persons most likely to purchase the specific product or service being marketed. The Company's advertising programs provide highly predictable and measurable advertising campaigns.

Some of the features that make the Company's services unique include:

         Analysis - The DataMark direct advertising strategy includes an exhaustive analysis of the defining lifestyle characteristics of the client's existing customer base. The Company specifically identifies who is most likely to respond to the client's offer.

         Identification - DataMark uses the results of the marketing research and analysis and performs a computerized database compilation. From this, DataMark creates a list of cluster groups or profiled individuals which match the demographic, socio-economic, lifestyle and behavior characteristics, and who have the highest propensity to buy the clients' product.

         Implementation - DataMark implements a strategically designed program of systematic advertising to the targeted potential customers on the customized database list.

         Measurement - DataMark conducts a thorough analysis after each advertising campaign to understand exactly what has been accomplished and where the results are leading. This critical information allows the targeting of the marketing program to be consistently fine tuned. Systematized feedback allows accurate adjustments and targeting refinement for maximum efficiency and increased positive results.

         Turn-key Services  -  DataMark offers a turn-key operation to which the
         client  can  outsource   its  entire  targeted   advertising  including
         targeting, creating, producing, delivering and analyzing the campaign.


VALUONE ONLINE

Market Overview

     Online services enable people using personal computers or other access devices to interact with other people and outside sources of information using telephone line connections channeled through a central host computer. Since the early 1980's, the range of services and the number of people using online services have grown significantly. Although the Company intends to obtain subscription fees for its V-Network Internet service, the Company intends to rely on advertising revenue, rather than end-user subscription fees, as its primary source of revenue from ValuOne Online. The estimated $250 billion spent on advertising in the United States in 1995 overshadows expected end-user subscription fees earned by all online providers. The Company believes that a number of key factors will contribute to continued growth in the consumer online services market in the 1990's, including:

         Growth of the home computer market -Growth in ownership and use of home computers is being driven by lower hardware prices, standardization of user-friendly graphical interfaces, expansion to mass-market retail distribution channels and a renewed commitment to the lower end of the computer market among major personal computer manufacturers. In addition, increased exposure to computers in the workplace and at school has resulted in growing use of computers in the home.

         Expansion of modem penetration - According to published sources, an estimated 18 million households in 1995 owned a personal computer equipped with a modem. The Company expects this installed base to increase in the future, as modems are now being pre-installed in a growing number of new computers. In addition, modem prices have declined substantially, making modems more accessible to both new and existing computer users.

         Growing awareness and use of online services - Awareness and use of online services is growing rapidly because of broader press coverage of online services, a growing interest in developing a national "information super highway" and the promotional and marketing efforts of online service providers. In addition, increased participation and related promotion on the part of media companies, software publishers and information providers, greater use of electronic mail, and the growing popularity of the Internet and connectivity applications in the business market all are facilitating the expansion of online services.

         Development of easy to use services - With the introduction of graphical user interfaces and improved functionality, online services are becoming easier to use. The Company believes continued advances in ease of use will broaden the appeal of online services and will be a significant factor in creating mass market demand for such services.

         Increased advertiser interest - As online services continue to become a widely accepted mainstream advertising medium, more and more advertisers desire to place their promotional message in front of the online audience.

Business Strategy

     The goal of ValuOne Online is to capitalize on the growing demand for online services by providing advertiser supported services on both a national and local level. The Company believes that both local and national advertisers are willing to pay reasonable amounts to offer their products to desirable computer users. Current commercial services, such as CompuServe, Prodigy and America OnLine, have limited advertising resources which are primarily directed towards large national advertisers. ValuOne Online accommodates local and regional advertisers as well as the national advertisers sought by the other commercial services. ValuOne Online will also offer interactivity, such as the ability to frequently update ads, and to offer coupons and promotions, to an extent not currently being offered elsewhere.

     End-users in ValuOne's targeted areas will call a local telephone number to access the service. The local number will connect the user to a point of presence ("PoP") which will connect the user to ValuOne Online via the Internet or private network lines. The Company intends to establish PoPs in its targeted areas by installing and owning the PoP equipment itself, establishing local affiliates who will operate the PoP in exchange for local advertising revenue or by leasing PoP access from national or regional service providers. Targeted users accessing ValuOne Online from a PoP will not be charged for the access, but they will not be able to access any area of the Internet other than ValuOne Online. ValuOne Online will also be available to users of the Internet generally through their normal internet service provider.
     By establishing PoPs that the Company owns or operates through affiliates, ValuOne Online will allow consumers to access the service without paying fees to an Internet provider. Since the PoP can identify the locality from which the user is calling, local advertising revenue can be generated. The Company believes these advantages justify the expense of providing independent telephone access to ValuOne Online.

     The targeted users of ValuOne Online will be provided with the necessary software and local telephone number to access the service. ValuOne Online will also be available as a home page on the Internet's World Wide Web.

     The Company also intends to offer a value added Internet access service code-named V-Network. V-Network will be marketed on a family oriented Internet service, in that access to potentially objectionable sites will be blocked. The Company's browser will display advertising during the time that Web pages are loading. V-Network would only be offered in those calling areas where the Company establishes a local PoP for ValuOne Online.

Description of ValuOne Online

     ValuOne Online is designed to provide advertisers a new and effective medium to get their message directly to their target consumer audience. The Company has not commenced operation of ValuOne Online as of the date of this report. Unlike virtually every other advertising medium, ValuOne Online offers the advertisers the flexibility to interactively -- via modem -- place, adjust, or totally change their message, thus providing the advertiser the freedom to modify their marketing strategy for whatever reason at any time.

     The Company believes that ValuOne Online will combine the best of what yellow pages, newspapers, magazines, catalogs, direct mail guides, TV, radio and directories have to offer at a fraction of the cost. Rather than attempting to convince consumers to do their shopping in cyberspace, ValuOne Online is intended to encourage targeted consumers to utilize existing distribution channels (stores, catalogs, 800-numbers) by providing timely and entertaining information and promotions.

     The consumer using ValuOne Online, whether a business or an individual, has an instantaneous, electronic promotional guide to the best values in entertainment, groceries, clothing, household goods, travel, shopping, sports, employment, recreation and a myriad of other products and services. ValuOne Online allows users to immediately know where to find what they are looking for and who has it at the best price.

    The features that make ValuOne Online unique:

         Interactive: ValuOne Online is fully interactive for both users and advertisers.

         Online Access: Advertisers have continuous access to their ads. They can update their promotional message or offer as needed to adjust for inventory, sales volume, special events, etc. End-users also benefit from this feature. They view only what they want, when they want, and know that it is the latest promotion available.

         Flash Find: Unlike traditional media which require the audience to view hundreds of ads that do not interest them. ValuOne's key word search feature, Flash Find, allows end-users to access exactly what they want.

         Advertiser Sponsored: ValuOne Online is paid for by the advertiser. The end-user has continuous free access to money-savings promotions, coupons and an almost inexhaustible resource of consumer and business products and services.

         Speed and Security: The Company believes that ValuOne Online will allow users to find the ads or promotions they want almost instantaneously, enhancing the online experience and increasing the likelihood of repeat usage.

Advertising Options

     ValuOne Online offers a wide variety of advertising services. Advertisers can choose from the following list of services to create a package that gets maximum exposure of their product or service at a fraction of the cost of traditional advertising media to a highly targeted consumer buying segment:

         Power Display: Allows advertisers to display all of their products with full color graphics and pictures, much as they would on shelves in a retail store or in a catalog. Advertisers can choose to use full, half or smaller screens to display their products. Advertisers display their products independently or on a co-op basis with other advertisers. ValuOne Online allows advertisers to instantly update their Power Display promotional advertising.

         Marquees: Advertiser names and promotional messages will move across all end-user screens at intervals. Unlike a TV commercial, which interrupts the viewer, the marquee promotional messages provide the end-user with important, timely information in an unobtrusive, yet highly visible format. Marquees are somewhat like billboard advertising.

         Sponsorships: Allows advertisers to sponsor various sections of ValuOne Online. When a specific section is accessed by an end-user, the sponsor's company name, logo and a brief promotional message appear on the screen. This is much like in-arena sponsorships of sporting events.

         Daily Specials:   Opportunity for advertisers  to offer  date sensitive
         offerings on a daily basis, such as a chef special in a restaurant or a Thursday pants special at a dry cleaning business.

         Online FSI: Free standing inserts (FSI's) are the coupon and advertising inserts distributed with newspapers on a regular schedule, typically Wednesdays and Sundays. Although the specific advertisers in an FSI will vary from week to week, consumers come to expect promotional offers on the days that the FSI is distributed, typically increasing newspaper circulation on such days. ValuOne Online will generate similar consumer interest by having a regularly scheduled time for a special coupon and promotional section to be available online.

         Coupons: Provides the advertisers the opportunity to use coupons that can be easily found by end-users on many areas of ValuOne Online.

         Sales and Promotions:   Offers  advertisers  the opportunity  to notify
         end-users of their sales and special events, such as Labor Day, inventory reduction or anniversary sales, etc.

         Menus: Offers restaurant industry advertisers the ability to place their menus on the screen for customers to peruse. Restaurants can change their displayed menus as often as they like. Restaurant reviews will also be available.

         Classified:   This section is similar to newspaper classified, allowing
         advertisers the ability to place the following types of ads:

                 Real estate                           Apartments
                 Automobile                            Business opportunities
                 Home and business                     Schools and instruction
                 sevices                               Miscellaneous
                 Consumer items
                 Boats, R.V.'s, etc.

         Job  Seeker/Help Wanted:    This  section  serves   two  job  placement
         functions.

         Job Seekers is a bulletin board where people can feature their entire resume/qualifications for potential employers to read. They can either identify themselves or remain anonymous. This will be a valuable tool for people looking for work, looking for a better job, or looking for a career change. This may also be used by individuals who simply want to test the job market.

         Help Wanted is similar to newspaper classified, allowing businesses to list job openings, etc.

         Calendar of Events: This section contains a list of community events such as fairs, conventions, art festivals, seminars, athletic events, concerts, etc.

         Entertainment:   Offers advertisers  in the entertainment field to list
         current and upcoming events and offer promotional discounts, coupons, etc.

         Future Developments:   ValuOne Online  will be  updated in  response to
         market demand to add new advertising features.

Consumer and Business End-User Options

     For end-users of the service, ValuOne Online will offer a fast, complete and up-to-date way to find any of the following items at the best price:

 Instant coupons and daily specials        Groceries
 What's on sale and where to find it       Clothing and accessories
 Business and service directories          Household Goods and improvements
 Travel, sports and entertainment guides   Auto, real estate and apartment deals
 Job seekers placement services            Dining guide and menu information
 Instant classified ads                    Other

     Users can search for this information using keywords, category searches, browsing or "Hot Buttons" that come up all throughout the program. Unlike virtually every other traditional online service, ValuOne Online is offered to the end-users free of charge.

ValuOne Online Systems

    ValuOne Online is divided into the following systems, depending on which customer group or function they serve.

1.  Business Advertiser System

    In this system, advertisers on ValuOne Online can:

           Create ads
           Maintain ads
           Delete ads
           View ads

    Business Advertiser Creative Module

    In this module, Advertiser can log onto  the system to  create their own ads
    or give  us their  copy to place  on the system.   The  various  advertising
    options, as previously discussed are:

           Power Display
           Promotions
           Coupons
           Marquees
           Classified
           Sponsorships

    Business Advertiser Maintenance Module

    The Advertiser Maintenance Module is designed to allow advertiser instant access to advertiser listings, allowing them to make changes, additions or deletions on demand. No other advertising medium offers this kind of flexibility. Also, in this module, an advertiser can view his or her ad exactly the way it will appear in the software program.

2.  Consumer Advertiser System

    In this system end-users can:

           Create their own listing in the job seeker/help wanted section Create their own classified advertisements
           Maintain their classified advertisements
           Other

    Consumer Advertiser Development Module

    This is similar to the Advertiser Creative Module for the advertisers, without all the options. End-users can log onto the system and easily create their own classified advertisements. From selling an old car to listing a home for sale, the module offers an end-user opportunity to get their message in front of thousands of interested buyers at a much lower cost than newspaper classifieds.

    Consumer Advertiser Maintenance Module

    The Maintenance Module will allow end-users the capability of editing and deleting their listings on demand. The newspaper classifieds cannot come close to matching this type of flexibility.

3.  Ad Search System

    In this system end-users are able to search the system for advertisements, specials, events, coupons, etc., by the following criteria:

           Flash Find
           Promotions
           Coupons
           Power Display
           Classified
           Geography

Network

     The Company has acquired a central computer on which ValuOne Online will operate. The Company intends to purchase computer and networking equipment which will initially allow simultaneous access to the system by 6,000 persons. The Company currently estimates that each session will last for 15 minutes or less, and that approximately 1.5 million active household end-users can be accommodated with the equipment. The service has been designed so that additional computers and network equipment can be added to allow for additional simultaneous users in 6,000 user increments. DataMark's on-line network computer system comprises state-of-the-art technology integrating On-Line Transaction Processing (OLTP) and client/server processing. Specific technologies include Hewlett-Packard's premier mainframe computers; two HP 9000/T520's and six HP9000/K400's; fiber optic (FDDI) connectivity; Sybase database management system; and Cisco high speed communication routers.

     The Company initially intends to install the ValuOne Online central server system in or near Salt Lake City, Utah. Access to the server will be over the Internet, including PoPs established by the Company in targeted cities.

Software and Services Development

     The Company has developed proprietary software that makes its services easy to use and visually appealing. In addition, the Company has developed a database engine that greatly speeds and simplifies the processing of advertising and searching particular areas of ValuOne Online.

     In addition, the Company conducts ongoing development activities and licenses technology from third parties with the goal of making access to its service easier and improving the functionality of the service so it is easier to use. The Company believes that ease of use is a very important attribute and will become increasingly more important as consumer online services become a mass market service.

Competition

     The consumer online services market is highly competitive. The Company's competitors range from small companies with limited resources to large companies with substantially greater financial, technical and marketing resources than those of the Company. Major direct competitors include Prodigy, a joint venture of IBM and Sears, CompuServe, America OnLine and MicroSoft. These competitors concentrate primarily on end-user fees, rather than advertising revenue. The Company believes that existing competitors are likely to expand their service offerings and that new competitors, including AT&T and other computer software/services, telephone and media companies, are likely to enter the consumer online services market, resulting in greater competition for the Company. Competition is also expected from newly created companies that are providing access to the Internet and tools to information providers to enable them to publish electronically on the Internet. Competitive pressures could result in reduced market share, price reductions and increased spending on marketing and product development, which could adversely affect the Company's financial condition and operating results.

     The Company believes the principal competitive factors in the consumer online services industry include product features and quality, ease of use, access to distribution channels, advertising, brand recognition, reliability and price. The Company believes that it will be able to compete effectively in these areas.

Proprietary rights

     The Company's software will be protected by copyright laws. The Company will distribute the end-user software to more than 1.5 million targeted end-user households and will make the end-user software available for download over the Internet and will allow other end-users to distribute the software to others. The central server computer software will also be copyrighted, and may be licensed to others to operate local versions of ValuOne Online or services proprietary to a single company. The licenses for such software will restrict the usage to a single computer. The Company may also attempt to obtain limited patent protection for the architecture of its products. The Company's limited financial resources could restrict its ability to litigate any infringement of its copyrights.

Direct Mail Advertising

     The Company's principal current business is to provide highly targeted direct mail advertising. The advertising on which the Company has concentrated its efforts consist of targeted mailings requesting a return mailing or other response from the consumer.

     The concept for the Company was developed by Chad Evans while he was CEO of Mountainwest Technology. Mountainwest relied heavily on direct mail as part of its marketing. Despite this reliance, there was little firm information available to guide the company in creating an effective direct mail strategy, choosing a suitable distribution list or following up on any leads generated by the mailing. Mr. Evans developed practices which were effective for Mountainwest in these areas. As a result of visiting numerous private schools throughout the country, Mr. Evans recognized that there was a demand for similar information from other schools and companies. When Mountainwest determined not to pursue this market, Mr. Evans formed DataMark.

     The Company provides a full range of direct mail services for its clients. A project will commence with the determination of the lifestyle profile of the customer's target market. The Company will then design a mailing piece to appeal to the market, which will often consist of a variation on standard pieces used by the Company for similar businesses in other locales. The Company then chooses a mailing list from lists available from third party vendors. By correlating lifestyle information available from list vendors and other sources, the Company can identify specific zip codes, mail carrier routes, neighborhoods, block segments or individuals which are most likely to match the customer's target market. The advertising material can be produced in the state of the art printing plant operated by the Company's subsidiary DataMark Printing, Inc. Final assembly and mailing is performed by the Company. The Company provides the customer with training and assistance in making sales to the leads generated by the mailings and developing future direct mail marketing plans based upon response patterns.

     The Company initially concentrated on the proprietary school market. Although schools still account for a large portion of the Company's customers, the Company has expanded to also service automobile, software and other service industries.

     The direct mail advertising industry is highly competitive, with competitors including large national mailing houses, numerous local and regional printers and mailers, and national and local advertising agencies. Many of such competitors are larger and better financed than the Company. The Company believes that its philosophy of providing full service to industries in which it has amassed substantial experience allows it to compete with third parties who may have an advantage based on price alone.

     The cost of postage is a significant element of any direct mail campaign. Increases in postal rates will increase the costs of direct mailings and may therefore depress the number or profitability of mailings by the Company in the future. The Company does not believe that recent postal rate increases have had a material long term effect on its direct mail business.

     The Company believes that the direct mail industry is continuing to expand from its current $40 billion per year level. In an effort to capitalize on such expansion, the Company intends to establish a network of approximately 10 regional sales representatives through the country to solicit direct mail advertising. The Company intends that the representatives will concentrate on marketing direct mail to advertising agencies as an adjunct to campaigns in other media. The Company believes that advertising agencies, especially on the regional level, are not fully exploiting direct mail. The Company's regional representatives will assist the agencies in planning and implementing direct mail campaigns. Creative and production for the campaign will be performed by DataMark at its existing central facilities. The Company believes that the increased volume from regional sales will compensate for the costs of establishing the regional representatives and the payment of fees to the advertising agencies. The Company has not previously marketed direct mail in this manner, and there is no assurance that the attempted expansion will be successful.

Employees

     The Company currently has approximately 40 full time employees and plans to hire additional staff for marketing its commercial products. The current employees have considerable experience and expertise in all areas of the multimedia software industry related to the Company's product line. None of the Company's employees are unionized.

Government Regulation

     The Company is not subject to direct regulation other than regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies. Additionally, various proposed legislation is pending before Congress which would impose additional regulations and obligations on online service providers such as the Company. Management cannot predict the likelihood that any such legislation will pass, or if passed, the financial impact, if any, the resulting regulation may have on its business.



ITEM 2.  PROPERTIES.

     The Company is leasing from a third party modern office space in Murray, Utah, a suburb of Salt Lake City, Utah. These offices include a software development lab and general offices. In August, 1996 the Company moved its offices to 12,000 square feet of modern office space in a nearby office building leased from third parties. The computer equipment and software development facilities remain in the previous location. The new offices are being leased under a five-year arrangement with an option to renew. The initial rental is $16,787 per month, subject to an annual inflation adjustment. The Company also leases space in suburban Salt Lake City, Utah for its printing plant. These facilities are believed adequate for the Company's current needs. As the ValuOne business expands, the Company may require additional space.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which, in its belief, could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                             PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded over the counter and is quoted on the OTC Bulletin Board. During 1993 and 1994, there was no public market for the securities of the Company's predecessor, and the Company is not aware of any quotations for its securities during this period. In prior years, securities of the Company's predecessor Exchequer were traded in the over-the-counter market, and some sporadic unsolicited trading may have continued. Commencing in January 1995, the Company's Common Stock began to be quoted on the OTC Bulletin Board.

     The following table reflects the high and low bid quotations reported by the OTC Bulletin Board for the periods indicated. The quotes represent interdealer quotations, do not include retail mark-up, mark-down or commission and may not reflect actual transactions.



                                                High            Low


Fiscal Year Ended June 30, 1995

January 1 to March 31, 1995                    $2.88           $2.25

April 1 to June 30, 1995                       $4.75           $2.50

Fiscal Year Ended June 30, 1996

July 1 to September 30, 1995                   $7.75           $3.75

October 1 to December 31, 1995                 $7.50           $7.25

January 1 to March 31, 1996                   $12.50           $8.00

April 1 to June 30, 1996                      $21.38           $8.00



     On October 10, 1996, the Common Stock was quoted on the OTC Bulletin Board at $11.325 bid and $12.325 asked. The Company has applied for Nasdaq listing. As of the date of this report, the Company believes it meets the Nasdaq requirements for listing of its Common Stock on the Nasdaq SmallCap Market. There is no assurance that the Common Stock will ever be so listed on Nasdaq.

     As of June 30, 1996, there were approximately 673 holders of record of the Company's Common Stock.

    Dividend Policy

     The Company has not paid any cash dividends since its inception. The Company's revolving loan agreements currently prohibit it from declaring any dividends without the written permission of the lender. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Financial Data should be read in conjunction with the financial statements and notes thereto bound elsewhere herein. Information for fiscal 1996, 1995, 1994 and 1993 is derived from the Company's audited financial statements. Information for fiscal 1992 is derived from unaudited financial statements.

                                       Year Ended June 30,

Statement of Operations Data:          1996           1995          1994          1993         1992
                                       ----           ----          ----          ----         ----
Net sales                        $4,256,887     $3,443,965    $3,017,805    $2,516,022   $2,878,013
                                 ----------     ----------    ----------    ----------   ----------
Operating costs and expenses

    Postage                       1,580,484      1,360,976     1,133,710       985,599    1,202,916

    Materials and printing        1,310,184      1,035,954       790,744       611,838      645,124

    Research and development      1,565,718        560,915        89,250             -            -

    General and administrative    1,094,375        268,765       456,039       362,494      421,369

    Selling                         700,429        466,181       440,236       459,270      576,641


Compensation expense related to
issuance of options by principal
stockholder                       1,484,375              -             -             -            -
                                  ---------      ---------     ---------       -------    ---------
Total operating costs and
 expenses                         7,735,565      3,692,791     2,909,979     2,419,201    2,846,050
                                  ---------      ---------     ---------     ---------    ---------
Total other income (expense),
 net                                 45,597        (18,564)      (16,272)      (25,108)     (20,613)
                                     ------        -------       -------        ------       ------
Income (loss) before
 incomes taxes                   (3,433,081)      (267,390)       91,554        71,713       11,350

Benefit (provision) for
 income taxes                             -          3,120       (28,556)      (18,386)     (10,173)
                                     ------          -----       -------        ------       ------

Net income (loss)                (3,433,081)      (264,270)       62,998        53,327        1,177
                                  =========        =======        ======        ======        =====

Net income (loss) per
 common share                          (.58)          (.06)          .01           .01          .00

Weighted average common
 shares outstanding               5,917,491      4,713,028     4,282,299     4,242,026    4,242,026
                                  =========      =========     =========     =========    =========

                                         As of June 30,


Balance Sheet Data:                    1996           1995         1994           1993         1992
                                       ----           ----         ----           ----         ----
Working capital                 $12,774,113       $794,156     $350,428       $224,121     $247,757

Total assets                     16,543,253      1,631,445      884,493        759,379      597,959

Long-term debt, net
 of current portion                       -         25,332       47,248         56,179       30,695


Stockholders' equity            $15,541,624     $1,073,225    $476,210        $285,703     $284,526


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail business has provided substantially all of its revenues and the Company intends to continue to grow its direct mail business.

     In fiscal 1994, the Company began developing its own proprietary advertiser and end-user funded national online network - ValuOne Online. Since fiscal 1994, the Company has devoted significant resources towards the development of ValuOne Online and anticipates launching the service in the first quarter of calendar year 1997. The Company believes that in the future the revenues of ValuOne Online should surpass those of the direct mail business.

     The Company's DataMark Systems subsidiary charges fees based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign.

     The cost of postage is a significant element of any direct mail campaign. Recent increases in postal rates will increase the costs of direct mailings. Although management believes that the postal rate increase will not have a material long term effect on demand, there is no assurance that postal rate increases will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.


Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the fiscal years ended June 30, 1996, 1995 and 1994.


                                       1996           1995         1994
                                     100.0%         100.0%       100.0%
                                     ------         ------       ------

Net sales

Operating costs and expenses          37.1           39.5         37.6

Materials and printing                30.8           30.1         26.2

Research and development              36.8           16.3          3.0

General and administrative            25.7            7.8         15.1

Selling                               16.4           13.5         14.6

Compensation expense related
 to issuance of options by
 principal stockholder                34.9              -            -
                                     -----          -----        -----
Total operating costs and expenses   181.7          107.2         96.5
                                     -----          -----        -----
Income (loss) from operations        (81.7)          (7.2)         3.5
                                     -----          -----        -----
Total other income (expense), net      1.0           (0.6)        (0.5)
                                     -----          -----        -----
Income (loss) before income taxes    (80.7)          (7.8)         3.0

Benefit (provision) for income
 taxes                                   -            0.1         (0.9)
                                      ----          -----        -----
Net income (loss)                     (80.7)%        (7.7)%        2.1%


Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30, 1995

     Net sales for fiscal 1996 increased by 23.6% to $4,256,887 from $3,443,965 for fiscal 1995. Net sales growth resulted primarily from a 10.7% increase in the number of pieces mailed, to 10,991,467 pieces mailed during fiscal 1996 from 9,932,869 pieces mailed during fiscal 1995. The average price per piece mailed increased 20.7% to $0.419 during fiscal 1996 from $0.347 during fiscal 1995.

     Postage expense increased 16.1% to $1,580,484 during fiscal 1996 from $1,360,976 during fiscal 1995. The increase was attributable to a higher number of pieces mailed during fiscal 1996 than during fiscal 1995. Postage expense as a percentage of net sales decreased to 37.1% during fiscal 1996 from 39.5% during fiscal 1995. The decrease in postage expense as a percentage of net sales was primarily attributable to an increase in sales prices charged by the Company to reflect past increases in postal rates.

     Materials and printing expense increased 26.5% to $1.310,184 during fiscal 1996 from $1,035,954 during fiscal 1995. The increase was primarily attributable to a higher number of pieces mailed during fiscal 1996 than during fiscal 1995. Materials and printing expense as a percentage of net sales increased to 30.8% during fiscal 1996 from 30.1% during fiscal 1995 The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs which were not immediately reflected in higher sales prices charged by the Company.

     Research and development of ValuOne Online increased 179.1% to $1,565,718 during fiscal 1996 from $560,915 during fiscal 1995. Research and development of ValuOne Online as a percentage of net sales increased to 36.8% during fiscal 1996 from 16.3% during fiscal 1995. The Company anticipates launching ValuOne Online during the first quarter of calendar year 1997.

     General and administrative expense increased 307.2% to $1,094,375 during fiscal 1996 from $268,765 during fiscal 1995. General and administrative expense as a percentage of net sales increased to 25.7% during fiscal 1996 from 7.8% during fiscal 1995. The increase in general and administrative expense as a percentage of net sales was due to the addition of administrative staff associated with ValuOne Online.

     Selling expense increased 50.2% to $700,429 during fiscal 1996 from $466,181 during fiscal 1995. Selling expense as a percentage of net sales increased to 16.4% during fiscal year 1996 from 13.5% during fiscal 1995. The increase in selling expense as a percentage of net sales was due to initial marketing expenses incurred in connection with the ValuOne Online product.

     In June 1996, in connection with an employment agreement with an officer of DataMark Media, a principal stockholder granted an option to the officer to purchase 237,500 shares of restricted common stock from the principal stockholder at $1.50 per share. As part of the "March 1996 Placement," during the year the Company sold shares of restricted common stock in this private placement at $7.75 per share; accordingly, the Company recognized $1,484,375 of compensation expense related to grant of options to this officer during fiscal 1996.

Fiscal Year Ended June 30, 1995 Compared with Fiscal Year Ended June 30, 1994

     Net sales for fiscal 1995 increased by 14.1% to $3,443,965 from $3,017,805 for fiscal 1994. Net sales growth resulted primarily from an 11.9% increase in the number of pieces mailed, to 9,932,869 pieces mailed during fiscal 1995 from 8,875,852 pieces mailed during fiscal 1994. The average price per piece mailed increased 2.1% to $0.347 during fiscal 1995 from $0.340 during fiscal 1994.

     Postage expense increased 20.0% to $1,360,976 during fiscal 1995 from $1,133,710 during fiscal 1994. The increase was attributable to a higher number of pieces mailed during fiscal year 1995 than during fiscal 1994. Postage expense as a percentage of net sales increased to 39.5% during fiscal 1995 from 37.6% during fiscal 1994. The increase in postage expense as a percentage of net sales was attributable to an increase in postal rates without an immediate related increase in sales prices charged by the Company.

     Materials and printing expense increased 31.0% to $1,035,954 during fiscal 1995 from $790,744 during fiscal 1994. The increase was primarily attributable to a higher number of pieces mailed during fiscal 1995 than during fiscal 1994. Materials and printing expense as a percentage of net sales increased to 30.1% during fiscal 1995 from 26.2% during fiscal 1994. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs which were not immediately reflected in higher sales prices charged by the Company.

     Research and development of ValuOne Online continued during fiscal 1995 and the Company incurred $560,915 of related costs. The Company anticipates launching ValuOne Online during the first quarter of calendar year 1997.

     General and administrative expense declined 41.1% to $268,765 during fiscal 1995 from $456,039 during fiscal 1994. General and administrative expense as a percentage of net sales declined to 7.8% during fiscal 1995 from 15.1% during fiscal 1994. The decline in general and administrative expense as a percentage of net sales was primarily due to a redirection of certain administrative efforts toward research and development of ValuOne Online.

     Selling expense increased 5.9% to $466,181 during fiscal 1995 from $440,236 during fiscal 1994. Selling expense as a percentage of net sales declined to 13.5% during fiscal year 1995 from 14.6% during fiscal 1994. The decline in selling expense as a percentage of net sales was due to tighter cost controls over the sales force offset by an increase in the number of pieces mailed. Quarterly Results.

     The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 1996 and fiscal 1995. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.

                                                    Three Months Ended


                                Sep. 30, 1995     Dec. 31, 1995     Mar 31, 1996   Jun 30, 1996
                                -------------     -------------     ------------   ------------

Net sales                          $1,074,559        $  935,517      $   939,534     $1,307,277
                                   ----------        ----------      -----------     ----------

Operating costs and expenses

  Postage                            433,766            354,378          346,790        445,550

Materials and printing               282,438            283,417          315,654        428,675

Research and development             164,350            308,462          431,328        661,578

General and administrative           145,965            196,188          294,307        457,915

Selling                              164,369            171,698          159,648        204,714

 Compensation expense related
  To issuance of options by
  principal stockholder                    -                   -               -      1,484,375
                                  ----------         -----------      ----------      ---------
  Total operating costs and
   expenses                        1,190,888           1,314,143       1,547,727      3,682,807
                                   ---------           ---------       ---------      ---------
(Loss) from operations              (116,329)           (378,626)       (608,193)    (2,375,530)
                                   ---------           ---------       ---------
Total other income (expense),
 net                                  (4,367)            (11,249)        (24,536)        85,749
                                   ---------           ---------       ----------        ------
(Loss) before income taxes          (120,696)           (389,875)       (632,729)    (2,289,781)

Benefit (provision) for
 income taxes                              -                   -         (13,161)        13,161
                                   ---------           ---------       ---------     ----------

Net (loss)                        $ (120,696)        $  (389,875)    $  (645,890)   $(2,276,620)
                                  ==========         ===========     ===========    ===========

Net (loss) per common
 share (1)                        $     (.02)        $      (.07)    $      (.12)  $       (.38)
                                  ==========         ===========     ===========   ============

Weighted average common
 shares outstanding                5,539,953           5,539,953       5,543,470      5,917,491
                                   =========           =========       =========      =========






                                                          Three Months Ended


                               Sep. 30, 1994       Dec. 31, 1994    Mar 31, 1995   Jun 30, 1995
                               -------------       -------------    ------------   ------------

Net sales                        $   894,541          $  767,338      $  859,779     $  922,307
                                 -----------          ----------      ----------     ----------
Operating costs and expenses

 Postage                             333,390             328,334         360,306        338,946

 Materials and printing              245,227             221,382         245,714        323,631

 Research and development             95,907             103,288         110,823        156,163

 General and administrative           80,386              60,977          53,021         74,381

 Selling                             103,933             104,225         152,422        200,335
                                     -------             -------         -------        -------
  Total operating costs
   and expenses                      858,843             818,206         922,286      1,093,456
                                     -------             -------         -------      ---------

Income (loss) from operations         35,698             (50,868)        (62,507)      (171,149)
                                     -------             -------         -------      ---------
Total other income (expense),
 net                                  (8,083)             (2,612)         (6,625)        (1,244)
                                     -------             -------         -------         ------
Income (loss) before income
 taxes                                27,615             (53,480)        (69,132)      (172,393)

Benefit (provision) for
 income taxes                           (301)                583             987          1,851
                                        ----                 ---             ---          -----
Net income (loss)                 $   27,314           $ (52,897)       $(68,145)     $(170,542)
                                  ==========           =========        ========      =========
Net income (loss) per
 common share (1)                 $      .01           $    (.01)       $   (.01)     $    (.03)
                                  ==========           =========        ========      =========
Weighted average common
 shares outstanding                4,365,045           4,462,612       4,941,513      5,031,315
                                  ==========           =========       =========      =========




(1) The sum of net income (loss) per share amounts for the four quarters may not equal annual amounts due to rounding.

Liquidity and Capital Resources

     The Company historically has satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching ValuOne Online, in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for total net proceeds of $16,408,605 during fiscal 1996, including the exercise of warrants.

     Operating activities consumed $1,098,912 of cash in fiscal 1996, compared to $166,499 in fiscal 1995. The reduction in cash flows provided by operating activities during 1996 as compared to 1995 was primarily attributable to higher research and development costs associated with ValuOne Online.

     Cash flows used in investing activities was $2,713,864 and $142,956 during fiscal 1996 and 1995, respectively. This increase in cash used for investing activities was primarily attributable to the acquisition of computer equipment for ValuOne Online. The Company's capital expenditures historically have consisted of printing machinery and office equipment.

     Cash flows provided by financing activities was $16,933,175 and $258,805 during fiscal 1996 and 1995, respectively. The increase in cash flow provided by financing activities during 1996 as compared to 1995 was primarily attributable to the proceeds of the March 96 Placement.

Forward-Looking Statements

     Statements regarding the Company's expectations as to demand for its products and certain other information presented in this Form 10-K constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include, but are not limited to, uncertainty of future profitability, uncertainty of market acceptance, dependence on limited products, extent of regulations, and the uncertainty regarding patents and proprietary rights and technological obsolescence.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.

     I.  Hansen, Barnett & Maxwell

     Effective June 28, 1996, the Registrant dismissed Hansen, Barnett & Maxwell ("Hansen") as its certifying accountant. Hansen's reports on the Registrant's financial statements for the years ended June 30, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles.

     The Registrant's board of directors unanimously approved dismissal of Hansen.

     During the Registrant's two most recent fiscal years ended June 30, 1995 and 1994 and the interim period subsequent to June 30, 1995, there were no disagreements, as defined in Regulation S-K Item 304, with Hansen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements would have caused Hansen to make a reference to the subject matter of the disagreement in connection with its reports.

     On June 28, 1996, the Registrant engaged Arthur Andersen LLP ("Andersen") to perform its audits and provide various accounting services thereafter. The Registrant did not consult with Andersen prior to such date regarding any reportable matter.

     II. Jones, Jensen, Orton & Company

     Effective January 16, 1995, the Company dismissed Jones, Jensen, Orton & Company ("Jones") as its certifying accountant. Jones' report dated December 7, 1994 on the Company's financial statements for the years ended December 31, 1993, 1992 and 1991 did not contain an adverse opinion and was not qualified as to audit scope or accounting principles. The report contains the following:

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date. Unless the Company is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
          Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's board of directors approved dismissal of Jones.

     During the Company's fiscal years ended December 31, 1993, 1992 and 1991 and the period subsequent to December 31, 1993, there were no disagreements, as defined in Regulation S-K Item 304, with Jones on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On January 16, 1995, the Company engaged Hansen, Barnett & Maxwell to perform its audits and provide various accounting services thereafter. The Company and Hansen, Barnett & Maxwell did not consult prior to such date regarding any reportable matter. Hansen, Barnett & Maxwell had previously been the auditor for DataMark.

                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

       The Company's executive officers and directors are as follows:


    Name                        Age        Position


    Chad L. Evans               42         Chief Executive Officer,
                                           President, Director

    James A. Egide*             62         Chief Financial Officer, Director

    Stanton Jones               38         Director, Chief Executive Officer
                                           of DataMark Media

    Kenneth Woolley*            50         Director and Senior Vice
                                           President of Strategic Planning

    C. Scott Stone*             32         Director

    James Bowers                47         Secretary, Treasurer

    Michael D. Bard             49         Controller


    *Serves on compensation committee.

Chad L. Evans:  Chairman, Chief Executive Officer, Director

     For more than 17 years, Mr. Evans has been an officer and director of many successful firms. These include U.S. corporations and joint ventures with large international companies. He served as CEO of Mountainwest Technology, Inc. and directed its very successful growth and profitable sale. He has chaired accreditation teams, served as advisor to the Utah State Board of Regents and visited over 200 private businesses across North America. These visits have helped him assist in the marketing efforts of hundreds of private businesses nationally. Mr. Evans has extensive marketing, finance and operations experience on a national level. Currently, Mr. Evans is a UIB Board of Director.

Stanton Jones:  Chief Operating Officer

     Mr. Jones joined the Company in 1996. Mr. Jones was Vice President and General Sales Manager of KSTU-TV, a television station in Salt Lake City owned and operated by Fox Television Stations, Inc. from 1993 to 1996.Prior to joining Fox, Mr. Jones was Vice-President, National Sales Manager for the Katz Media Group where he was responsible for their west coast operations including 25 television stations and 6 media sales offices. Mr. Jones held various management and sales positions for Katz in Los Angeles, San Francisco and New York City from 1981 to 1993. Prior to joining Katz, Mr. Jones was an account executive in New York City for PGW, a national TV representative firm. Mr. Jones holds a bachelors degree in communications with an emphasis in media sales management from BYU.

C. Scott Stone:  Director

     Mr. Stone has been a director of the Company since March 1, 1996. Since February, 1995, Mr. Stone has been Director of Business Operations for the West Tennessee District of Bellsouth Mobility, a cellular telephone company. From 1992 until 1995 Mr. Stone was Regional Manager of Business Operations for Bellsouth Cellular - American Cellular Communications. During 1992, Mr. Stone was College Director and Controller for Collegiate Systems, an operator of four proprietary colleges. From 1990 to 1992, he was a Senior Internal Auditor with Cooper Industries, a global manufacturing concern. Earlier positions include senior acquisition accountant with Phillips Colleges, Inc. and senior auditor with KPMG Peat Marwick. Mr. Stone obtained his Master of Professional Accountancy and Bachelors of Science - Accounting degrees from the University of Southern Mississippi. Mr. Stone is a certified public accountant.

Kenneth Woolley: Director, Vice President of Strategic Planning

     Mr. Woolley has been a founder and director of several companies. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, the leading manufacturer of fax/modems for laptop and notebook computers until February, 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June, 1993, Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Cirque Corporation. Mr. Woolley also serves as an associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and Ph.D. in Business Administration from the Stanford University Graduate School of Business. Mr. Woolley is available to the Company on a part-time, as needed basis.

James Bowers:  Secretary, Treasurer

     Mr. Bowers has been with DataMark since 1989 and was appointed to his offices with the Company on January 11, 1995. From 1986 to 1989, Mr. Bowers owned his own accounting firm in Gunnison, Colorado. From 1975 to 1986, Mr. Bowers held positions as accountant or controller with various firms, including Computer Associates and R.M. Taylor Steel Fabricators. Mr. Bowers received an Associates degree in accounting from LDS Business College.


Michael Bard:  Controller

     Mr. Bard joined the Company in September 1996. Mr. Bard was the Controller for Ard, Inc., a professional services corporation located in Burlington, Vermont from 1991 to 1996. Prior to joining Ard, Inc., Mr. Bard was Senior Vice President, Controller for CACI, Inc. International, an information technology company located in Fairfax, Virginia from 1976 to 1991. Mr. Bard is a Certified Public Accountant and holds a bachelors degree in accounting.

James A. Egide:  Chief Financial Officer, Director

     Mr. Egide was appointed as a Director of the Company on January 11, 1995. Mr. Egide is currently involved in multiple international and national business enterprises. In 1978 he co-founded Carme, a public company, and served as CEO and Chairman of the Board until 1989 when it was sold. From 1976 until 1980, Mr. Egide's primary occupation was President and Director of Five Star Industries, Inc., a California corporation which was a general contractor and real estate developer. His principal responsibilities were land acquisition, lease negotiations and financing.

Significant Employees

Arthur Benjamin:  President of DataMark Systems

     Mr. Benjamin has 25 years in marketing and sales and 12 years in proprietary school marketing and operations. He has held executive positions with Group W, CBS, Admarketing (a national media buying service), Connecticut Public Broadcasting, CPI (a group of four proprietary schools), and Advantage Media and Marketing (a consumer ad agency). He has overseen numerous public relations campaigns and designed and published a regional magazine. Prior to joining the Company in January 1995, Mr. Benjamin had been President of
Watterson College since 1994, CEO of MCS Technologies, Inc., a company engaged in vocational training since 1993, and Senior Vice President/Marketing of Rhodes Group, a company engaged in vocational training since 1989, President, Marketing By Design (a national marketing agency) since 1981, and Travel By Design (a national travel agency) since 1992. He is a graduate of Clark University, the Burklyn Business School and the Career College Association leadership conference.

Mark N. Johnson: Information Systems Director

     Mr. Johnson has over 10 years in the information systems industry. He has served as the Director of Information Systems for a wireless communications company and as Vice President of Information Systems for a long-distance telephone company. He has also been the Director of Information Systems for a local Junior College. Mr. Johnson holds a Masters degree in Business Administration and a Bachelors degree in Computer Science and Information Systems from Idaho State University, December 1984. He also has significant experience in design and implementation of client server database management systems.

Tom Dearden:  Creative Director

     Mr. Dearden received his Bachelors degree (BFA) from the University of Utah in Graphic Design and Advertising. He has been with DataMark Systems, Inc. since 1989. Previously he served as art director and advertising manger for a publisher and also owned and operated a small advertising agency. His expertise includes virtually all aspects of advertising from print production to state of the art creative. Throughout his career he has been responsible for literally millions of pieces of direct mail. He has designed advertising campaigns for all kinds of clients including hundreds of private educational institutions across the nation. He has also designed campaigns for the medical, insurance, finance and real estate fields as well as work for charitable organizations.

Rick Bentz: Market Research Director

     Mr. Bentz has served as National director of Market Research for Mrs. Fields Cookies, Executive Director of Market Research for RETECH (with clients such as Kentucky Fried Chicken - Canada and Winchells Doughnuts -U.S.) and President of GEOSTATE, a national marketing research firm. He has been with DataMark Systems since 1990. He has extensive knowledge and background in sophisticated marketing database systems. His methodologies include the use of demographic and lifestyle segmentation systems for site evaluation, customer / product profiles and direct mail targeting. Mr. Bentz holds a Bachelor of Science degree in Business Marketing from the University of Utah.

            Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: Kenneth Woolley, a director of the Company, inadvertently omitted certain derivative securities from his Form
3. This omission should have been corrected on a Form 5 filed within 45 days after the end of the fiscal year. The Form 5 was not timely filed.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer as of June 30, 1996 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.

                          Summary Compensation

             Annual Compensation                  Long Term Compensation

                    Year                       Other Annual
    Name and       Ended   Salary     Bonus    Compensation     Options/SARs
Principal Position  6/30    ($)         ($)        ($)               (#)

                    1996   $123,600
Chad Evans          1995   $123,600(1)
Chairman/CEO        1994   $123,600


     (1) Mr. Evans receives the use of a Company owned car. The estimated annual cost to the Company is $6,000.

     The Company does not have a compensation committee. Compensation of the executive officers may be increased from time to time as determined by the Board of Directors.

Stock Options Granted in Last Fiscal Year

     Information concerning fiscal 1996 grants to named executive officers is reflected in the table below. The amounts shown for each of the named executive officers as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of five percent and ten percent over the full term of the options. These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations. Actual gains, if any, on option exercises and common stockholdings are dependent on the future performance of the Company and overall stock market conditions. There can be no assurance that the potential realizable values shown in this table will be achieved.

================================================================================
              Individual Grants                   Potential Realizable Value
                                                    at Assumed Annual Rates
                                                  of Stock Price Appreciation
                                                         for Option Term
================================================================================
Name              Options   % of Total   Exercise  Expiration     (5%)    (10%)
                 Granted(#)   Options     Price       Date         ($)     ($)
                             Granted to
                             Employees
                              in 1996
================================================================================
Chad L. Evans     25,000                   $5.00                $6,250   $12,500
================================================================================


     Aggregated Option Exercises and Year-End Option Values in Fiscal 1996. The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during fiscal 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held at June 30, 1996 and the aggregate dollar value of in-the-money unexercised options, if any, held at June 30, 1996. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at June 30, 1996 is the difference between its exercise price and the fair market value of the underlying stock on June 30, 1996, which was $12.75 per share based on the closing bid price of the Common Stock on June 30, 1996. The underlying options have not been and, may never be exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.





                             Number of Unexercised      Value of Unexercised
                                  Options at          In-the-Money Options at
                                    6/30/96                   6/30/96

             Shares
             Acquired  Value
             Exercise  Realized
Name            (#)     ($)  Exercisable Unexercisable Exercisable Unexercisable

Chad L. Evans   -0-    $-0-    25,000         -0-        $193,750       $0



Stock Option Plan

     The Company has adopted the DataMark Systems Omnibus Stock Option Plan (the "Option Plan") to assist the Company in securing and retaining key employees and directors. The Option Plan provides that options to purchase a maximum of 780,532 shares of Common Stock may be granted to (i) directors and consultants, and (ii) officers (whether or not a director) or key employees of the Company ("Eligible Employees"). The Option Plan will terminate in 2014 unless sooner terminated by the Board of Directors.

     The Option Plan is administered by a committee (the "Option Committee") currently consisting of the Board of Directors. The total number of options granted in any year to Eligible Employees, the number and selection of Eligible Employees to receive options, the number of options granted to each and the other terms and provisions of such options are wholly within the discretion of the Option Committee, subject to the limitations set forth in the Option Plan. The option exercise price for options granted under the Plan may not be less than 100% of the fair market value of the underlying common stock on the date the option is granted. Options granted under the Option Plan expire upon the earlier of an expiration date fixed by the Option Committee or five years from the date of grant.

     Under  the  Option  Plan,   the  Company  may  issue  both   qualified  and
non-qualified stock options. As of June 30, 1996, options to purchase 451,623 shares of Common Stock were outstanding under the Plan.

Compensation of Directors

     The Company's non-employee Directors are not currently compensated for attendance at Board of Director meetings. Non-employee directors may be granted, on an ad hoc basis, stock options upon being appointed to the Board. The Company may adopt a formal director compensation plan in the future. All of the Directors are reimbursed for their expenses for each Board and committee meeting attended.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding Common Stock of the Company beneficially owned as of June 30, 1996 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock, (ii) by each director and director nominee, (iii) by each executive officer named in the Summary Compensation Table, and (iv) by all officers and directors as a group. As of June 30, 1996, there were 7,870,907 shares of Common Stock outstanding and no Preferred Stock outstanding.

Names and Addresses of                    Amount of            Percentage of
Principal Stockholders                   Common Shares      Voting Securities*

Quantum Industrial Partners LDC              675,000               8.6%
Kaye Flamboyan 9
Willemstad, Curacao
Netherlands Antilles

Pequot International Fund L.P.               450,000               5.7%
and Pequot Partners Fund L.P.
354 Pequot Ave
SouthPort, CT



Names and Address of
Officers and Directors

Chad L. Evans                              2,736,375(1)           34.8%
488 East Winchester Street, Suite 100
Salt Lake City, Utah  84107

James A. Egide                             1,530,256(2)           19.4%
488 East Winchester Street, Suite 100
Salt Lake City, Utah  84107

C. Scott Stone                                15,000(3)            0.2%
1100 Concourse Parkway
Birmingham, AL

Kenneth Woolley                              165,000(4)            2.1%
7001 S. 900 E.
Midvale, UT  84048

Stanton D. Jones                             287,500               3.5%
488 East Winchester, Suite 100
Salt Lake City, Utah  84107

All Directors and Executive                4,536,631              55.9%
Officers (7 persons)
____________________________

 * Assumes exercise of all exercisable options held by listed security holders which can be acquired within 60 days from June 30, 1996.

(1) Includes shares held by a trust controlled by Mr. Evans. Also includes 25,000 shares which Mr. Evans may acquire on exercise of options.

(2) Includes 25,000 shares which Mr. Egide may acquire on exercise of options.

(3) Includes 15,000 shares which Mr. Stone may acquire on exercise of options. Does not include an additional 30,000 shares which may be acquired on exercise of options which are not currently exercisable.

(4) Includes 25,000 shares which Mr. Woolley may acquire on exercise of options, but does not include an additional 100,000 shares which may be acquired on exercise of options which are not currently exercisable.

(5) Consists of 50,000 shares Mr. Jones may acquire on exercise of options from the company and another 237,500 shares on exercise of options granted by another stockholder. Does not include an additional 125,000 shares which may be acquired on exercise of options which are not currently exercisable.

The stockholders listed have sole voting and investment power, except as otherwise noted.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended June 30, 1995, the Company borrowed $13,500 from Mr. Evans and $116,000 from a private company affiliated with Mr. Egide. Such loans bear interest at 10% per annum, after an initial grace period, and are due on demand. The loans were approved by the disinterested members of the Board of Directors.

     At June 30, 1995, the Company had notes receivable from shareholders in the amount of $719,000. These notes, which arose from the April 95 Placement, were collected during the first quarter of fiscal 1996.

     During the fiscal year ended June 30, 1995, the Company provided advertising services to a proprietary school for which Mr. Benjamin was an officer. The amount of such services was $200,000. The Company believes that such services were provided on substantially the same terms as were available to all of the Company's customers.

     In April 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. The loan is guaranteed by Messrs. Evans and Egide and two other shareholders. In exchange for this guarantee, such persons received a one-year option to purchase 25,000 shares each at a price of $5.00 per share.

     In June, 1996 Chad Evans granted an option to an officer of DataMark Media to induce such person to enter into an employment agreement. The exercise price of the option was less than the fair market value of the common stock at the date of grant. For financial reporting purposes, the Company was required to record a compensation expense for these options as if the options had been granted by the Company itself. See Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


Title of Documents                                               Page No.

DATAMARK HOLDING, INC.

Reports of Independent Public Accountants. . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets at June 30, 1996 and 1995. . . . . . . .  F-3

Consolidated Statements of Operations for the Years
   Ended June 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Stockholders' Equity for
   the Years Ended June 30, 1996, 1995 and 1994. . . . . . . . . . .  F-6

Consolidated Statements of Cash Flows for the Years
   Ended June 30, 1996, 1995 and 1994. . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . .  F-8

   (b) Reports on Form 8-K


   The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1996.

   (c)   Exhibits

   The following documents are included as exhibits to this report.


Exhibits       Exhibit Description                          Page or Location

 3.1           Articles of Incorporation, as amended                 +

 3.2           By-laws                                               +

10.1           Agreement and Plan of Reorganization                  *

10.2           Lease Agreement                                       +

10.3           Omnibus Stock Option Plan                             +

21.1           Subsidiaries of the Registrant                        +



* Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 1995.

*   Incorporated by reference to the Company's Annual Report for June 30, 1995.

                    DATAMARK HOLDING, INC. AND SUBSIDIARIES

                    CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF JUNE 30, 1996 AND 1995

                    TOGETHER WITH REPORTS OF
                    INDEPENDENT PUBLIC ACCOUNTANTS

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To DataMark Holding, Inc.:

We have audited the accompanying consolidated balance sheet of DataMark Holding, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMark Holding, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  September 26, 1996

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and the Board of Directors
DataMark Holding, Inc.:

We have audited the accompanying consolidated balance sheet of DataMark Holding, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMark Holding, Inc. and subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.



                              HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
 October 5, 1995

             DATAMARK HOLDING, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1996 AND 1995



                             ASSETS

                                             1996           1995


CURRENT ASSETS:
  Cash                                   $13,159,404    $   39,005
  Trade accounts receivable                  502,996       450,814
  Receivables from sale of
   common stock to shareholders                    -       719,000
  Inventory                                   82,972       107,921
  Note receivable from officer                 1,000         1,000
  Other current assets                        29,370         9,304
                                          ----------    ----------

     Total current assets                 13,775,742     1,327,044
                                          ----------    ----------


PROPERTY AND EQUIPMENT:
  Computer and office equipment            2,752,114       231,684
  Printing equipment                         259,198       227,289
  Furniture, fixtures and leasehold
    improvements                             188,099        48,800
  Vehicles                                    40,525        32,866
                                          ----------    ----------
                                           3,239,936       540,639

  Less accumulated depreciation and
    amortization                            (476,573)     (320,808)
                                          ----------    ----------

     Total property and equipment, net     2,763,363       219,831
                                          ----------    ----------

OTHER ASSETS                                   4,148        84,570
                                          ----------    ----------

                                         $16,543,253    $1,631,445
                                         ===========    ==========






   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             DATAMARK HOLDING, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                  AS OF JUNE 30, 1996 AND 1995



              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1996        1995


CURRENT LIABILITIES:
  Accounts payable                         $ 737,810   $  225,617
  Accrued liabilities                        192,541       59,336
  Other current liabilities                   26,411       25,470
  Current portion of notes payable            43,201       71,299
  Notes payable to related parties             1,666      151,166
                                          ----------    ---------

     Total current liabilities             1,001,629      532,888
                                          ----------    ---------


LONG-TERM NOTES PAYABLE                            -       25,332
                                           ----------   ---------

COMMITMENTS AND CONTINGENCIES
 (Notes 1 and 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value;
   2,500,000  shares authorized; no
   shares issued                                  -            -
  Common stock, $.0001 par value;
   20,000,000 shares authorized;
   8,085,407 and 5,539,953 shares
   outstanding, respectively                    808          554
  Additional paid-in capital             20,585,276    1,187,913
  Stock subscriptions receivable         (1,496,137)           -
  Accumulated deficit                    (3,548,323)    (115,242)
                                         ----------    ---------
     Total stockholders' equity          15,541,624    1,073,225
                                         ----------    ---------
                                        $16,543,253   $1,631,445
                                         ==========    =========





   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

             DATAMARK HOLDING, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994






                                      1996           1995           1994

NET SALES                          $4,256,887     $3,443,965     $3,017,805
                                   ----------     ----------     ----------

OPERATING COSTS AND EXPENSES:
  Postage                           1,580,484      1,360,976      1,133,710
  Materials and printing            1,310,184      1,035,954        790,744
  Research and development          1,565,718        560,915         89,250
  General and administrative        1,094,375        268,765        456,039
  Selling                             700,429        466,181        440,236
  Compensation expense related
   to issuance of options by
   principal stockholder            1,484,375              -              -
                                   ----------      ---------      ---------
     Total operating costs and
       expenses                     7,735,565      3,692,791      2,909,979
                                   ----------      ---------      ---------

(LOSS) INCOME FROM OPERATIONS      (3,478,678)      (248,826)       107,826
                                   ----------       --------        -------

OTHER INCOME (EXPENSE):
  Interest and other income            96,008          3,121          5,367
  Interest expense                    (50,411)       (21,685)       (21,639)
                                    ----------     ---------      ---------
   Total other income
   (expense), net                      45,597        (18,564)       (16,272)
                                   ----------      ---------      ---------


(LOSS) INCOME BEFORE INCOME TAXES  (3,433,081)      (267,390)        91,554

BENEFIT (PROVISION) FOR
 INCOME TAXES                               -          3,120       (28,556)
                                   ----------      ---------     ---------


NET (LOSS) INCOME                $(3,433,081)      $(264,270)    $  62,998
                                  ==========       =========     =========


NET (LOSS) INCOME PER
 COMMON SHARE                    $     (0.58)      $   (0.06)    $   0.01
                                  ==========       =========     ========

WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES           5,917,491       4,713,028    4,282,299
                                  ==========       =========    =========




   The accompanying notes to consolidated financial statements are an integral part of these statements.

                DATAMARK HOLDING, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                            Additional     Stock     Accumulated
                            Common Stock      Paid-in   Subscriptions  Earnings
                          Shares     Amount   Capital    Receivable    (Deficit)

BALANCE, June 30, 1993   4,242,026    $424     $252,576    $     -     $ 86,030

Cash contribution
  by a shareholder               -       -        6,912          -            -

Issuance of common
  stock for cash            82,719       8       39,262          -            -

Conversion of amount
  due to a  shareholder          -       -        8,000          -            -

Conversion of note payable
 to a related party         40,300       4       19,996          -            -

Net income                       -       -            -          -       62,998
                           -------    ----    ---------   ---------   ---------

BALANCE, June 30, 1994   4,365,045     436      326,746          -      149,028

Issuance of common
  stock for cash           223,622      23      168,477          -            -

Net effect of merger
  with Exchequer I, Inc.   471,952      47      (26,262)         -            -

Issuance of common
 stock for notes
 receivable                479,334      48      718,952          -            -

Net loss                         -       -            -          -     (264,270)
                           -------    ----    ---------  ---------    ---------

BALANCE, June 30, 1995   5,539,953     554    1,187,913          -     (115,242)

Issuance of common stock
 for cash, net of offering
 costs of $1,524,538     1,992,179     199   13,914,650          -            -

Stock subscriptions,
 net of commissions to
 be paid of $166,238       214,500      21    1,496,116  (1,496,137)          -

Exercise of stock
 warrants                  321,775      32    2,493,724          -            -

Issuance of options by
 principal stockholder           -       -    1,484,375          -            -

Exercise of stock
 options                    17,000       2        8,498          -            -

Net loss                         -       -            -          -   (3,433,081)
                           -------    ----    ---------   --------    ---------


BALANCE, June 30, 1996   8,085,407    $808  $20,585,276 $(1,496,137)$(3,548,323)
                         =========    ====   ==========  ==========  ==========

      The accompanying notes to consolidated financial statements are an integral part of these statements.

             DATAMARK HOLDING, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                   Increase (Decrease) in Cash


                                         1996           1995          1994
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net (loss) income                  $(3,433,081)    $(264,270)    $  62,998

  Compensation expense related
   to issuance of options by
   principal stockholder               1,484,375             -             -
  Depreciation and amortization          165,596        92,139        76,846
  Interest income added to note
    receivable from related party              -        (5,000)            -
  Loss on asset dispositions               4,736           816             -
  Changes in operating assets and
   liabilities-
    Trade accounts receivable            (52,182)       13,622       (99,918)
    Inventory                             24,949         3,451       (45,275)
    Other assets                          60,356       (15,875)       (2,000)
    Accounts payable                     512,193       111,054        21,209
    Accrued liabilities                  133,205         9,604        21,019
    Other current liabilities                941       (37,241)       55,818
    Deferred income taxes                      -             -        (8,487)
                                       ---------     ---------     ---------
      Net cash (used in) provided by
        operating activities          (1,098,912)      (91,700)       82,210
                                       ---------      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment  (2,724,064)     (142,956)     (100,225)
  Proceeds from sale of assets            10,200             -             -
  Increase in note receivable
   from officer                                -             -       (45,000)
                                       ---------      --------     ---------
       Net cash used in investing
        activities                    (2,713,864)     (142,956)     (145,225)
                                       ---------     ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
   common stock and other
   contributed capital                16,417,105        93,701        46,182
  Proceeds from borrowings               652,309       129,500       105,000
  Principal payments on borrowings      (855,239)      (39,195)     (107,790)
  Collection of receivables from
   sale of common stock                  719,000             -             -
                                       ---------     ---------     ---------
      Net cash provided by
       financing activities           16,933,175       184,006        43,392
                                       ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH       13,120,399       (50,650)      (19,623)


CASH AT BEGINNING OF YEAR                 39,005        89,655       109,278
                                       ---------     ---------     ---------

CASH AT END OF YEAR                  $13,159,404     $  39,005     $  89,655
                                     ===========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid for interest             $   56,942      $  22,333     $  18,049
  Cash paid for income taxes                  -         27,848         9,022

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES (See Note 2)

   The accompanying notes to consolidated financial statements are an integral part of these statements.

             DATAMARK HOLDING, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation

DataMark Systems, Inc. ("Systems") was incorporated under the laws of the State of Nevada on April 29, 1987. DataMark Printing, Inc. ("Printing") was incorporated under the laws of the State of Utah on March 23, 1992. DataMark Media, Inc. ("Media") was incorporated as a wholly-owned subsidiary of Systems on October 3, 1994. Systems negotiated a plan of reorganization and subscription agreement with the shareholders of Printing (who were also greater than 80 percent shareholders of Systems) whereby those shareholders transferred all of the outstanding shares of common stock of Printing to Systems as an additional contribution to capital in December 1994. No additional shares of the common stock of Systems were issued in the transaction. The business combination of Systems and Printing was accounted for at historical cost in a manner similar to pooling-of-interests accounting. The accompanying consolidated statements of operations, stockholders' equity and cash flows include the combined operations of Systems and Printing for all periods presented.

Exchequer I, Inc. ("Exchequer"), a publicly held Delaware corporation, was incorporated May 16, 1985. On January 11, 1995, Systems consummated a merger agreement with Exchequer whereby Systems became a wholly-owned subsidiary of Exchequer, which changed its name to DataMark Holding, Inc. ("Holding"). The shareholders of Systems received 2121.013 shares of Holding's common stock for each share of Systems' common stock outstanding at the date of the merger.
Accordingly, the 2,132 shares of Systems' common stock were converted into 4,522,000 shares of Holding's common stock. The accompanying financial statements have been restated to reflect the stock conversion for all periods presented. The merger was accounted for as a reverse acquisition with Systems being considered the acquiring company for accounting purposes. Prior to the merger, Holding had no assets, $26,215 of liabilities and 471,952 shares of common stock issued and outstanding. The reverse acquisition was accounted for by recording the liabilities of Holding at the date of merger at their historical cost, which approximated fair value. The operations of Holding have been included in the accompanying consolidated financial statements from the date of the merger. Operations of Holding were immaterial prior to the merger; therefore, pro forma operating information is not presented.

Holding, Systems, Printing and Media are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations and Related Risks

The Company provides highly targeted business to consumer advertising for its clients. The medium for such targeted advertising has been direct mail and is being expanded to include an online network. The Company utilizes sophisticated consumer profiling techniques to target advertising to the persons most likely to purchase the specific product or service being marketed. The Company's advertising programs provide highly predictable and measurable advertising campaigns.

In fiscal 1994, the Company began developing an advertiser funded national online network ("ValuOne Online") and anticipates launching the service in early 1997. ValuOne Online will be the first interactive promotional national marketing network which incorporates highly successful direct mail strategies and methodologies. The Company intends to grow ValuOne Online very rapidly and, as a result, a significant portion of the Company's growth prospects is dependent upon the success of ValuOne Online. The Company has no operating history for ValuOne Online upon which an evaluation of the Company's prospects for the service can be based. The Company's prospects for the service must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of developing a business line, particularly lines in new and rapidly evolving competitive markets. To address these risks, the Company must, among other things, anticipate market needs; respond to competitive developments; continue to attract, retain and motivate qualified persons; and continue to upgrade its technologies and to commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability of ValuOne Online.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Trade Accounts Receivable and Concentration of Credit Risk

The allowance for doubtful accounts at June 30, 1996 and 1995 was immaterial. While the Company typically requires payment prior to mailing direct mail products for customers, a portion of net sales are routinely made on credit to institutional customers. Collateral is not generally required from these customers.

Inventory

Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory consists of the following:

                                            June 30,     June 30,
                                               1996         1995

   Raw materials used in printing           $ 52,555     $ 45,464
   Completed direct mail
     advertising products                     30,417       62,457
                                            --------     --------

                                            $ 82,972     $107,921
                                            ========     ========

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization of property and equipment is computed using primarily an accelerated method over the estimated useful lives of the related assets which are as follows:

   Vehicles                                5 years
   Printing equipment                      5 years
   Computer and office equipment           5 -  7 years
   Furniture, fixtures and leasehold
     improvements                          5 - 10 years


Depreciation and amortization expense was $165,596, $92,139 and $76,846 for the years ended June 30, 1996, 1995 and 1994, respectively.

When property and equipment are retired or otherwise disposed of, the book value is removed from the asset and related accumulated depreciation and amortization accounts, and the net gain or loss is included in the determination of net income (loss).

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts and notes receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's long-term notes payable also approximate fair value based on current rates for similar debt.

Revenue Recognition

Revenue from marketing services from customers and related product sales is recognized at the time of mailing the products for the customers. Prepayments from customers prior to shipment are accounted for as deferred revenue and are included in other current liabilities.

Research and Development

Research and development costs incurred in the development of ValuOne Online have been expensed as incurred.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of common and dilutive common equivalent shares outstanding during each year. Common equivalent shares consist of the incremental common shares issuable upon exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. In years where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to weighted average shares outstanding.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During the year ended June 30, 1996, the Company received subscription agreements for the purchase of 214,500 shares of common stock at $7.75 per share amounting to $1,496,137, net of commissions to be paid of $166,238, for which payment has not yet been received (see Note 7).

During the year ended June 30, 1995, $50,000 of notes payable to a related party were offset against a note receivable in the same amount from the same related party. Also during the year ended June 30, 1995, 479,334 shares of common stock were issued for subscriptions receivable totaling $719,000.

During the year ended June 30, 1994, $20,000 of notes payable to a related party and $8,000 of accrued liabilities were converted to stockholders' equity. The Company also executed a $65,000 note payable in connection with the purchase of equipment.

Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 is required to be adopted for fiscal year1996. The effect of implementing SFAS No. 121 is not expected to be material to the Company's consolidated financial position and results of operations when adopted.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has determined that it will adopt SFAS No. 123 on July 1, 1996. As allowed by SFAS No. 123, the Company will continue to account for the cost of compensation from stock options and awards based upon their intrinsic value on the date granted or awarded pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. The Company will also provide pro forma results of operations as if the compensation from granting stock options and awards was based on their fair values. The adoption of SFAS No. 123 will have no material impact on the financial statements of the Company.

Reclassifications

     Certain minor reclassifications have been made to the fiscal year 1994 and fiscal year 1995 consolidated financial statements to be consistent with the fiscal year 1996 presentation.


(3)  RELATED-PARTY TRANSACTIONS

During the year ended June 30, 1994, the Company made cash loans to two officers totaling $46,000, which were settled during the year ended June 30, 1995, except for $1,000 which was outstanding at June 30, 1995 and 1996.

Prior to July 1, 1993, the Company had borrowed money from certain officers. Additional borrowings of $50,000 and $129,500 were made during the years ended June 30, 1996 and 1995, respectively. Principal payments on these notes were $199,500, $2,152, and $10,907 during the years ended June 30, 1996, 1995 and
1994, respectively. The amounts due on these loans at June 30, 1996 and 1995 were $1,666 and $151,166, respectively, as further discussed in Note 4.

During the year ended June 30, 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. The loan was guaranteed by certain officers and shareholders. In exchange for the guarantee, such persons received a one year option to purchase 25,000 shares of common stock at $5.00 per share (see Note 8).


(4)  NOTES PAYABLE

     Notes payable consist of the following:
                                         June 30,     June 30,
                                            1996         1995

    Note payable to a bank; interest
     at prime plus 2 percent
     (10.25 percent at June 30,
     1996); monthly payments of
     $2,083 due through June 1997;
     secured by certain equipment;
     guaranteed by certain officers    $ 24,148      $ 45,912
     and shareholders

    Line-of-credit agreement with a
     bank; interest at prime plus 2
     percent (10.25 percent at June
     30, 1996); due September 8, 1996
     and not renewed, secured by all
     inventory, chattel paper,
     accounts and general               19,053             -
     intangibles; guaranteed by an
     officer and shareholder

    $100,000 line-of-credit agreement
     with a bank; interest at prime
     plus 2 percent (11 percent at
     June 30, 1995); paid in full
     during fiscal year 1996                 -        46,894

    Other, paid in full during fiscal
     year 1996                               -         3,825
                                       --------     --------
         Total notes payable            43,201        96,631

         Less current portion          (43,201)     (71,299)
                                       --------     --------

                                       $     -     $ 25,332
                                       ========     ========

Notes payable to related parties consist of the following:

    9 percent note payable to an
     officer, due on demand,
     unsecured                        $  1,666     $  1,666
    9 percent note payable to an
     officer, due on demand,
     unsecured                               -       20,000
    10 percent note payable to a
     director, due on demand,
     unsecured                               -      116,000
    10 percent note payable to an
     officer, due on demand,
     unsecured                               -       13,500
                                      --------     --------

                                      $  1,666     $151,166
                                      ========     ========


(5)  INCOME TAXES

The components of the net deferred tax assets are as follows:

                                        June 30,     June 30,
                                          1996         1995

    Net operating loss carryforwards   $790,300     $ 89,400
    Reserves and accrued liabilities     21,600            -
    Other                                     -       (1,400)
                                       --------     --------
         Total deferred tax assets      811,900       88,000

    Valuation allowance                (811,900)     (88,000)
                                       --------     --------

         Net deferred tax asset        $      -     $      -
                                       ========     ========


As of June 30, 1996, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $2,171,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire beginning in 2009.

No benefit for income taxes has been recorded during the year ended June 30, 1996. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related deferred tax asset may not be realized. Accordingly, a valuation allowance was recorded to offset the deferred tax asset.

The following presents the components of the benefit (provision) for income taxes for the years ended June 30, 1995 and 1994:

                                          1995          1994
 Current:
   Federal                            $   (598)     $(30,747)
   State                                (1,164)       (6,296)

 Deferred:
   Federal                               4,228         7,399
   State                                   654         1,088
                                       -------      --------

   Benefit (provision) for
    income taxes                       $ 3,120      $(28,556)
                                       =======      ========

Income taxes computed at the federal statutory rate of 34 percent are reconciled to the actual income tax (provision) benefit as follows for the years ended June 30, 1995 and 1994:

                                          1995         1994

 Income taxes at federal statutory
   rate                               $ 90,913     $(31,128)
 Difference due to graduated tax
   rates                                 5,896        6,525
 Net operating loss carryback          (16,533)           -
 Current net operating loss not        (75,569)           -
   utilized
 State income tax, net of federal
   benefit                                (336)      (3,437)
 Nondeductible expenses                 (1,251)        (516)
                                      --------     --------
      Benefit (provision) for
          income taxes                $  3,120     $(28,556)
                                      ========     ========


(6)  COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain office and warehouse facilities under noncancelable operating lease agreements. Total rent expense under these operating leases for the years ended June 30, 1996, 1995 and 1994 was $118,923, $53,435, and $49,077,
respectively. Future minimum lease payments required under the terms of the operating lease agreements for the years ending June 30, 1997, 1998, 1999, 2000 and 2001 are $317,003, $309,903, $285,111, $231,894 and $98,196, respectively.

Marketing Commitment

As of June 30, 1996, the Company had entered into a representation agreement with Katz Media Group, Inc. (Katz) to be the Company's sole representative and sales agent for ValuOne Online. Under the agreement, the Company has agreed to pay a specified commission rate and to fund up to $300,000 of costs to be incurred by Katz in the initial advertising effort. Katz has agreed to achieve a minimum level of gross billings for the ValuOne Online service during the initial year of operations.

Purchase Commitments

As of June 30, 1996, the Company had entered into a pricing agreement with Sprint Data Communications Products and Services to establish special prices and minimum purchase commitments in connection with the use of communication products for ValuOne Online. The Company has agreed to a minimum annual commitment of $1,000,000 over a three-year period beginning six months after the products and services are installed and available for the Company's use.

Legal Matters

The Company is the subject of certain minor legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.


(7)  CAPITAL TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $.0001 par value preferred stock. As of June 30, 1996, no preferred stock was outstanding. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series out of the authorized shares of preferred stock.

Common Stock Issuances and Other Transactions

Prior to the reverse merger of Systems and Holding discussed in Note 1, Systems' Board of Directors authorized private sales of restricted shares of Systems' common stock and other equity transactions. During the year ended June 30, 1994, Systems received a cash contribution to capital by a stockholder of $6,912 with no additional shares being issued and an accrued liability to a shareholder of $8,000 was converted to equity with no additional shares being issued. In addition, Systems sold 82,719 (post merger) shares of common stock for $39,270 of cash at a price of approximately $.47 per share and converted a note payable for $20,000 to 40,300 (post merger) shares of common stock at a price of approximately $.50 per share. During the year ended June 30, 1995, Systems sold 156,955 (post merger) shares for $68,500 of cash at a price of approximately $.44 per share. Subsequent to the merger, Holding sold 66,667 shares of common stock for $100,000 of cash at a price of $1.50 per share. Also, as of June 30, 1995, the Company had received stock subscription agreements from shareholders to purchase an additional 479,334 shares for $719,000 at a price of $1.50 per share. The amounts due under the subscription agreements were paid in fiscal year 1996.

During the year ended June 30, 1996, the Company raised additional equity capital through private placements of its common stock. Under the private placements, the Company offered shares of restricted common stock at an offering price of $7.75 per share on a best efforts basis by the officers of the Company. The Company engaged finders to introduce potential investors to the Company. The finders received a 10 percent commission and warrants to purchase 250,000 shares of the Company's common stock at a price of $7.75 per share. In connection with the private offerings, the Company sold 1,992,179 shares of common stock for $13,914,849 in proceeds, net of offering costs of $1,524,538, and received subscriptions for an additional 214,500 shares of common stock. The Company also issued warrants to purchase up to 377,900 shares of the Company's common stock at $7.75 per share to certain of the investors. During the year ended June 30, 1996, 321,775 of these warrants to purchase shares of the Company's common stock were exercised. The remaining warrants to purchase 56,125 shares of common stock and the finders' warrants to purchase 250,000 shares of common stock are outstanding and exercisable as of June 30, 1996.

The Company also agreed with certain of the investors to use its best efforts to register the shares purchased or subscribed and the warrants issued under the Securities Act of 1933. The Company has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC"). The stock subscriptions receivable of $1,496,137 as of June 30, 1996 are not due and payable to the Company until the Form S-1 Registration Statement has been declared effective by the SEC.


(8)  STOCK OPTIONS

In August 1993, Systems granted an option to an employee to purchase 150,592 (post merger) shares of common stock at $0.25 per share. These options expire on June 30, 1999. During fiscal year 1996, the Company granted options to purchase 470,000 additional shares of common stock. Of these new grants, 100,000 options were granted to officers who provided guarantees on certain debt of the Company (see Note 3). These options are exercisable at $5.00 per share with an expiration date of October 31, 1996. The remaining 370,000 options were granted as consideration to certain individuals who provided services related to the private stock offerings. These options are exercisable at prices ranging from $7.75 and $9.00 per share for three years. As of June 30, 1996, 414,236 of the above options were exercisable. The respective Boards of Directors of Holding and Systems, have determined that all options have been granted at fair value at the dates of grant.

Effective September 30, 1994, the Company established the Omnibus Stock Option Plan (the "Plan") for employees and consultants. Options granted under the Plan may be incentive stock options or nonqualified stock options. The maximum number of shares which may be optioned and issued under the Plan is 780,532 shares of common stock. Options to purchase 175,000 and 634,946 shares were granted under the Plan during the years ended June 30, 1996 and 1995, respectively, and options to purchase 341,323 shares were forfeited or canceled during the year ended June 30, 1996. Total outstanding options under the plan at June 30, 1996 was 451,623 of which 72,235 were exercisable. Generally, the options granted under the Plan vest within three years of the date granted. The options expire, if not exercised, from October 30, 1996 through April 1, 2000.

The following is a summary of all stock options for the years ended June 30, 1996, 1995 and 1994:

                                     Options Outstanding
                                  Number of      Options Price
                                    Shares         Per Share

  Balance at June 30, 1993              -        $      -
  Granted                         150,592            0.25
                                ---------       ---------

  Balance at June 30, 1994       150,592             0.25
  Granted                        634,946        0.50-1.00
                               ---------        ---------

  Balance at June 30, 1995       785,538        0.25-1.00
  Granted                        645,000        5.00-9.00
  Expired or canceled           (341,323)        .50-1.00
  Exercised                      (17,000)             .50
                                 ---------      ---------

  Balance at June 30, 1996     1,072,215       $0.25-9.00
                               =========       ==========


In June 1996, in connection with an employment agreement with an officer of Media, a principal stockholder granted an option to the officer to purchase 237,500 shares of restricted common stock from the principal stockholder at $1.50 per share. As discussed in Note 7, during the year the Company sold shares of restricted common stock in a private placement at $7.75 per share; accordingly, the Company recognized $1,484,375 of compensation expense related to this transaction during the year ended June 30, 1996.

The two principal stockholders granted options to an employee during the year ended June 30, 1995. The options allow the employee to purchase 150,000 shares of common stock at $0.50 per share from the stockholders. The Company did not recognize compensation expense from these options due to the market value of the common stock being equal to the exercise price on the date the options were granted.


(9)  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan for the benefit of its employees. All employees are eligible to participate and may elect to contribute to the plan annually. The Company has no obligation to contribute and did not contribute additional matching amounts to the Plan during any period presented.

(10)  SEGMENT INFORMATION

The following summarizes the Company's operations and identifiable assets as of and for the years ended June 30, 1996, 1995 and 1994 relating to its direct mail marketing and computer online marketing segments. Development of the Company's computer online promotional advertising and marketing products began during the year ended June 30, 1994.


                                                             Corporate
                                                Computer      Interest
                               Direct Mail       Online        Income
                                Marketing       Marketing     (Expense)        Total

  Year Ended June 30, 1996:
  Net sales                     $4,256,887     $       -    $       -        $4,256,887
    Income (loss) before
     income taxes                  245,331    (3,761,388)      82,976        (3,433,081)
  Depreciation                      78,768        86,828            -           165,596
  Property and equipment
   purchases                       110,084     2,589,212            -         2,699,296
  Identifiable assets
    at year-end                    559,913     2,680,023            -         3,239,936

  Year Ended June 30, 1995:
  Net sales                      3,443,965             -            -         3,443,965
  Income (loss) before
   income taxes                    347,015      (592,720)     (21,685)         (267,390)
  Depreciation                      71,258        20,881            -            92,139
  Property and equipment
    purchases                       74,804        68,152            -           142,956
  Identifiable assets
    at year-end                  1,490,202        66,444            -         1,556,646

    Year Ended June 30, 1994:
  Net sales                      3,017,805             -            -         3,017,805
  Income (loss) before
    income taxes                   242,937      (129,744)     (21,639)           91,554
      income taxes
  Depreciation                      72,314         4,532            -            76,846
  Property and equipment
    purchases                      142,566        22,659            -           165,225
  Identifiable assets
    at year-end                    862,708        21,785            -           884,493


Sales to a major customer accounted for 10 percent and 12 percent of net sales during the years ended June 30, 1995 and 1994, respectively. During the year ended June 30, 1996, sales to no customer accounted for more than 10 percent of net sales.

                                SIGNATURE



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DATAMARK HOLDING, INC.


Dated: October 10, 1996              By /s/ Chad Evans
                                        Chad Evans, CEO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                     Date



/s/ Chad Evans               Principal Executive           October 10, 1996
Chad Evans                   Officer and Director


/s/ James A. Egide           Principal Financial           October 10, 1996
James A. Egide               Officer and Director


/s/ Stanton D. Jones         Director                      October 10, 1996
Stanton D. Jones


                             Director                      October __, 1996
Ken Woolley


                             Director                      October __, 1996
Scott Stone