Form 10-Q
period 1996-09-30
DATAMARK HOLDING INC
filed 1996-11-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________  to  ____________

                         Commission File Number 0-20771

                             DATAMARK HOLDING, INC.
             (exact name of registrant as specified in its charter)

        Delaware                                     87-0461856
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

488 E. Winchester Street, Suite 100
Salt Lake City, Utah                                  84107
(Address of principal executive offices)            (Zip Code)

              Registrant's telephone number, including area code:
                                 (801) 268-1001

     Check whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X          No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of November 12, 1996, 8,110,407 of the Registrant's Common Shares were issued and outstanding.

                    DATAMARK HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                            September 30,            June 30,
                                               1996                    1996
                       ASSETS

CURRENT ASSETS:
Cash and cash equivalents              $     11,180,292       $     13,159,404
Trade accounts receivable                       688,186                502,996
Inventory                                        67,185                 82,972
Note receivable from officer                      1,000                  1,000
Other current assets                             12,644                 29,370
                                       ----------------      -----------------
    Total current assets                     11,949,307             13,775,742
                                       ----------------      -----------------

PROPERTY AND EQUIPMENT:
Computer and office equipment                3,163,820               2,752,114
Printing equipment                             319,895                 259,198
Furniture, fixtures and leasehold
  improvements                                 488,649                 188,099
Vehicles                                        40,525                  40,525
                                       ---------------      ------------------
                                             4,012,889               3,239,936


Less accumulated depreciation and
  amortization                                (542,282)               (476,573)
                                       ---------------     -------------------
    Net property and equipment               3,470,607               2,763,363
                                       ---------------     -------------------
OTHER ASSETS                                    27,316                   4,148
                                       ---------------     -------------------
                                       $    15,447,230     $        16,543,253
                                       ===============     ===================











     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    DATAMARK HOLDING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                         September 30,               June 30,
                                              1996                     1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                       $    423,018           $    737,810
  Accrued liabilities                         262,587                192,541
  Current portion of notes payable             19,086                 43,201
Notes payable to related parties                1,666                  1,666
Other current liabilities                         -                   26,411
                                         ------------          -------------
     Total current liabilities                706,357              1,001,629

STOCKHOLDERS' EQUITY:
  Preferred stock; $.0001 par value;
   2,500,000 shares authorized; no
   shares issued                                  -                     -
  Common stock, $.0001 par value;
    20,000,000 shares authorized;
    8,110,407 and 8,085,407 shares
    outstanding, respectively                   811                     808
  Additional paid-in capital             20,625,023              20,585,276
  Stock subscriptions receivable         (1,496,137)             (1,496,137)
  Accumulated deficit                    (4,388,824)             (3,548,323)
                                       ------------           -------------
     Total stockholders' equity          14,740,873              15,541,624
                                       ------------           -------------
                                       $ 15,447,230           $  16,543,253
                                       ============           =============



























     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    DATAMARK HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)


                                               1996                  1995

NET SALES                              $      1,481,171     $      1,074,559
                                       ----------------     ----------------

OPERATING COSTS AND EXPENSES:
   Postage                                      524,499              433,766
   Materials and printing                       514,266              282,438
   Research and development                     679,447              164,350
   General and administrative                   373,463              145,965
   Selling                                      391,490              164,369
                                       ----------------    -----------------
   Total operating costs and expenses         2,483,165            1,190,888
                                       ----------------    -----------------

LOSS FROM OPERATIONS                         (1,001,994)            (116,329)

OTHER INCOME (EXPENSE):
  Interest and other income                     162,643                 -
  Interest expense                               (1,150)              (4,367)
                                       ----------------    -----------------
    Total other income (expense), net           161,493               (4,367)
                                       ----------------    -----------------

NET LOSS                               $       (840,501)   $        (120,696)
                                       ================    =================
NET LOSS PER COMMON SHARE              $          (0.10)   $           (0.02)
                                       ================    =================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                           8,110,407            5,539,953
                                       ================    =================





















     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                              1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                             $    (840,501)       $    (120,686)
   Depreciation and amortization               65,709               26,150
   Changes in operating assets and
    liabilities
     Trade accounts receivable               (185,190)              22,694
     Inventory                                 15,787                2,843
     Other current assets                      16,726                  -
     Accounts payable                        (314,792)              89,464
     Accrued liabilities                       70,046              (11,661)
     Deferred revenue                                              (12,220)
     Other current liabilities                (26,412)
                                        -------------       --------------
       Net cash used in
         operating activities              (1,198,627)              (3,416)
                                        -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment       (772,953)             (59,082)
    Increase in other assets                  (23,168)              (6,621)
                                        -------------       --------------
    Net cash used in investing activities    (796,121)             (65,703)
                                        -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the issuance of
     common stock and other contributed
     capital                                  39,750              719,000
    Proceeds from borrowings                     -                153,334
    Principal payments on borrowings         (24,113)             (71,299)
    Payments for deferred offering costs         -                (38,791)
                                        ------------       --------------
       Net cash provided by financing
        activities                            15,637              762,244
                                        ------------       --------------

NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                  (1,979,111)             693,125

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                   13,159,404               39,005
                                       -------------       --------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                   $  11,180,293       $      732,130


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                    DATAMARK HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

        The accompanying interim financial statements as of September 30, 1996 and for the three months ended September 30, 1996 and 1995 are unaudited and, in the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report pm For, 10-K for the year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997. Certain previously reported amounts have been reclassified to conform to the September 30, 1996 presentation. These reclassifications had no affect on the previously reported net loss.

NOTE 2 - SEGMENT INFORMATION

        Information regarding the Company's operations for the three months ended September 30, 1996, relating to the direct mail marketing industry and the computer on-line marketing industry, is as follows:


                                                     Computer        Corporate
                                  Direct Mail         On-line         Interest
                                   Marketing         Marketing         Income         Total

Net sales                          $1,481,171      $      -           $   -         $1,481,171
Net Income (loss)                     138,639       ( 1,121,668)        142,528       (840,501)
Depreciation                           21,036            44,673           -             65,709
Property and equipment
  purchases                            51,062           721,891           -            772,953
Identifiable assets at
  September 30, 1996                  980,979         3,244,999           -          4,225,978

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview

        The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail business has provided substantially all of its net sales and the Company intends to continue to grow its direct mail business.

        In fiscal year 1994, the Company began developing its own proprietary advertiser and end-user funded national on-line network - ValuOne Online. Since fiscal year 1994, the Company has devoted significant resources towards the development of ValuOne Online and anticipates launching the service in the first quarter of calendar year 1997. The Company believes that in the future the net sales from ValuOne Online should surpass those of the direct mail business.

        The Company charges direct mailing fees based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign.

        The cost of postage is a significant element of any direct mail campaign. Recent increases in postal rates will increase the costs of direct mailings. Although management believes that the postal rate increase will not have a material long term effect on demand, there is no assurance that the postal rate increase will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.

Results of Operations

        The following table sets forth certain financial data as a percentage of net sales for the fiscal quarters ended September 30, 1996 and 1995.


                                              1996              1995

Net Sales                                    100.0%            100.0%
Operating costs and expenses:
    Postage                                   35.4              40.4
    Materials and printing                    34.7              26.3
    Research and development                  45.9              15.3
    General and administrative                25.2              13.5
    Selling                                   26.4              15.3
                                            ------            ------
Total operating costs and expenses           167.6             110.8
                                            ------            ------
Loss from operations                         (67.6)            (10.8)
Total other income (expense), net             10.9              (0.4)
                                            ------            ------
Net Loss                                     (56.7%)           (11.2%)
                                            ======            ======


Quarter Ended September 30, 1996 Compared with Quarter Ended September 30, 1995

        Net sales for the quarter ended September 30, 1996 increased by 37.8% to $1,481,171 from $1,074,559 for the quarter ended September 30, 1995. Net sales growth resulted primarily from an increase in the number of pieces mailed during the quarter ended September 30, 1996. The average price per piece mailed increased by 14.8% to $.419 during the quarter ended September 30, 1996 from $.365 during the quarter ended September 30, 1995.

        Postage expense as a percent of sales increased 20.9% to $524,499 during the quarter ended September 30, 1996 from $433,766 during the quarter ended September 30, 1995. The increase was primarily attributable to a higher number of pieces mailed during the quarter ended September 30, 1996 than during the quarter ended September 30, 1995. Postage expense as a percentage of net sales decreased to 35.4% during the September 30, 1996 quarter from 40.4% during the September 30, 1995 quarter. The decrease in postage expense as a percentage of net sales was primarily attributable to an increase in sales prices charged by the Company to reflect past increases in postal rates.

        Materials and printing expense increased 82.1% to $514,266 during the quarter ended September 30, 1996 from $282,438 during the quarter ended September 30, 1995. The increase was primarily attributable to a higher number of pieces mailed during the quarter ended September 30, 1996 than during the quarter ended September 30, 1995. Materials and printing expense as a percentage of sales increased to 34.7% during the quarter ended September 30, 1996 from 26.3% during the quarter ended September 30, 1995. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs and delivery of more material dominant direct mail products.

        Research and development of ValuOne Online increased 313.4% to $679,447 during the quarter ended September 30, 1996 from $164,350 during the quarter ended September 30, 1995. Research and development costs have increased due to increased levels of activity and personnel associated with ValuOne Online. The Company anticipates launching ValuOne Online during the first quarter of calendar year 1997.

        General and administrative expense increased 155.9% to $373,463 during the quarter ended September 30, 1996 from $145,965 during the quarter ended September 30, 1995. General and administrative expense as a percentage of net sales increased to 25.2% during the quarter ended September 30, 1996 from 13.5% during the quarter ended September 30, 1995. The increase in general and administrative expense as percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities cost, associated with ValuOne Online.

        Selling expense increased 138.2% to $391,490 during the quarter ended September 30, 1996 from $164,369 during the quarter ended September 30, 1995. Selling expense as a percentage of net sales increased to 26.4% during the quarter ended September 30, 1996 from 15.3% during the quarter ended September 30, 1995. The increase in selling expense as a percentage of net sales was due to marketing and promotional expenses incurred in connection with ValuOne Online product.


Liquidity and Capital Resources

        The Company historically has satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching ValuOne Online in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for net proceeds of $16,408,605 during fiscal year 1996, including the exercise of warrants.

        Operating activities consumed $1,198,627 during the quarter ended September 30, 1996 compared to $3,416 during the quarter ended September 30, 1995. The increase in cash flows consumed by operating activities during the quarter ended September 30, 1996 as compared to 1995 was primarily attributable to increased research and development, selling and other related costs associated with ValuOne Online.

        Cash flows used in investing activities were $796,122 and $65,703 during the quarters ended September 30, 1996 and 1995, respectively. This increase in cash used for investing activities was primarily attributable to the acquisition of computer equipment for ValuOne Online. The Company's capital expenditures historically have consisted of printing machinery and office equipment.

        Cash flows provided by financing activities were $15,637 and $762,244 during the quarters ended September 30, 1996 and 1995, respectively. This decrease in cash flows provided by financing activities was because the Company only raised $39,750 through the issuance of common stock during the quarter ended September 30, 1996 as compared to $719,000 during the quarter ended September 30, 1995. The Company did not receive any proceeds from borrowings during the quarter ended September 30, 1996.



Forward looking information

Statements regarding the Company's expectations as to future growth of the direct mail business, future revenue from ValuOne Online, the expected commencement date of ValuOne Online service and certain other statements presented in this Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) unanticipated technical problems could delay launch of ValuOne Online, (ii) ValuOne Online has not generated revenues, and after its launch it may not generate the level of users or advertisers currently anticipated, (iii) the costs to market the ValuOne Online service to advertisers and users could be substantially higher than anticipated, (iv) the online industry is rapidly changing, and the Company may not have the technical or financial resources to compete against existing online services or against services which are newly introduced or modified, and (v) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical, competition with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.


Item 6                  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     The following exhibits are filed herewith

                 Exhibit 27 - Financial Data Schedule

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DATAMARK HOLDING, INC.




Date:  November 12, 1996                By      /s/ James Egide
                                                James Egide
                                                Chief Financial Officer