Form 10-K/A
period 1996-06-30
DATAMARK HOLDING INC
filed 1996-12-09
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 FOR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________


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

         Identification - DataMark uses the results of the marketing research and analysis and performs a computerized database compilation. From this, DataMark creates a list of cluster groups or profiled individuals which match the demographic, socio-economic, lifestyle and behavior characteristics, and who have the highest propensity to buy the clients' product.
                                      -2-

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

         Classified:   This section is similar to newspaper classified, allowing
         advertisers the ability to place the following types of ads:

                 Real estate                           Apartments
                 Automobile                            Business opportunities
                 Home and business                     Schools and instruction
                 services                              Miscellaneous
                 Consumer items
                 Boats, R.V.'s, etc.

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

Consumer and Business End-User Options

     For end-users of the service, ValuOne Online will offer a fast, complete and up-to-date way to find any of the following items at the best price:

  Instant coupons and daily specials        Groceries
  What's on sale and where to find it       Clothing and accessories
  Business and service directories          Household Goods and improvements
  Travel, sports and entertainment guides   Auto, real estate and apartment
  Job seekers placement services              deals
  Instant classified ads                    Dining  guide  and  menu information
  Other

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

                                       Year Ended June 30,

Statement of Operations Data:          1996           1995          1994          1993         1992
                                       ----           ----          ----          ----         ----
Net sales                        $4,256,887     $3,443,965    $3,017,805    $2,516,022   $2,878,013
                                 ----------     ----------    ----------    ----------   ----------
Cost of Sales

    Postage                       1,580,484      1,360,976     1,133,710       985,599    1,202,916

    Materials and printing        1,310,184      1,035,954       790,744       611,838      645,124
                                  ---------      ---------     ---------     ---------    ---------
       Total Cost of Sales        2,890,668      2,396,930     1,924,454     1,597,437    1,848,040
                                  ---------      ---------     ---------     ---------    ---------

Gross Margin                      1,366,219      1,047,035     1,093,351       918,585    1,029,973
                                  ---------      ---------     ---------       -------    ---------
Operating Expenses

    Research and development      1,565,718        560,915        89,250             -            -

    General and administrative    1,094,375        268,765       456,039       362,494      421,369

    Selling                         700,429        466,181       440,236       459,270      576,641

    Compensation expense related
     to issuance of options by
     principal stockholder        1,484,375              -             -             -            -
                                  ---------      ---------     ---------       -------    ---------
Total operating expenses          4,844,897      1,295,861       985,525       821,764      998,010
                                  ---------      ---------     ---------     ---------    ---------
Total other income (expense),
 net                                 45,597        (18,564)      (16,272)      (25,108)     (20,613)
                                     ------        -------       -------        ------       ------
Income (loss) before
 incomes taxes                   (3,433,081)      (267,390)       91,554        71,713       11,350

Benefit (provision) for
 income taxes                             -          3,120       (28,556)      (18,386)     (10,173)
                                     ------          -----       -------        ------       ------

Net income (loss)                (3,433,081)      (264,270)       62,998        53,327        1,177
                                  =========        =======        ======        ======        =====

Net income (loss) per
 common share                          (.58)          (.06)          .01           .01          .00
                                       =====           ====          ===           ===          ===
Weighted average common
 shares outstanding               5,917,491      4,713,028     4,282,299     4,242,026    4,242,026
                                  =========      =========     =========     =========    =========

                                                    As of June 30,


Balance Sheet Data:                    1996           1995         1994           1993         1992
                                       ----           ----         ----           ----         ----
Working capital                 $12,774,113       $794,156     $350,428       $224,121     $247,757

Total assets                     16,543,253      1,631,445      884,493        759,379      597,959

Long-term debt, net
 of current portion                       -         25,332       47,248         56,179       30,695

Stockholders' equity            $15,541,624     $1,073,225    $476,210        $285,703     $284,526

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

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the fiscal years ended June 30, 1996, 1995 and 1994.


                                       1996           1995         1994
                                       ----           ----         ----

Net sales                            100.0%         100.0%       100.0%
                                     ------         ------       ------
Cost of sales

  Postage                             37.1           39.5         37.6

  Materials and printing              30.8           30.1         26.2
                                      ----           ----         ----
    Total cost of sales               67.9           69.6         63.8
                                      ----           ----         ----
Gross margin                          32.1           30.4         36.2
                                      ----           ----         ----
Operating expenses

  Research and development            36.8           16.3          3.0

  General and administrative          25.7            7.8         15.1

  Selling                             16.4           13.5         14.6

  Compensation expense related
   to issuance of options by
   principal stockholder              34.9              -            -
                                     -----          -----        -----
    Total operating expenses         113.8           37.6         32.7
                                     -----          -----        -----
Income (loss) from operations        (81.7)          (7.2)         3.5
                                     -----          -----        -----
Total other income (expense), net      1.0           (0.6)        (0.5)
                                     -----          -----        -----
Income (loss) before income taxes    (80.7)          (7.8)         3.0

Benefit (provision) for income
 taxes                                   -            0.1         (0.9)
                                      ----          -----        -----
Net income (loss)                     (80.7)%        (7.7)%        2.1%


Fiscal Year Ended June 30, 1996 Compared with Fiscal Year Ended June 30, 1995

Net Sales
     Net sales for fiscal 1996 increased by 23.6% to $4,256,887 from $3,443,965 for fiscal 1995. Net sales growth resulted primarily from a 10.7% increase in the number of pieces mailed, to 10,991,467 pieces mailed during fiscal 1996 from 9,932,869 pieces mailed during fiscal 1995. The average price per piece mailed increased 20.7% to $0.419 during fiscal 1996 from $0.347 during fiscal 1995.

Cost of Sales

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

Operating Expenses

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

Segment Operating Results

     Direct mail marketing net sales for fiscal 1996 increased by 23.6% to $4,256,887 from $3,443,965 for fiscal 1995. Net sales growth resulted primarily from a 10.7% increase in the number of pieces mailed to 10,991,467 pieces mailed during fiscal 1996 from 9,932,869 pieces mailed during fiscal 1995. The average price per piece mailed increased 20.7% to $0.419 during fiscal 1996 from $0.347 during fiscal 1995. Net income for fiscal 1996 decreased by 29.3% to $245,331 from $347,015 for fiscal 1995. The decrease in net income was primarily attributable to increases in selling and administrative costs associated with the direct mail marketing segment.

     The net loss from the computer online marketing segment increased 534.6% to $3,761,388 for fiscal 1996 from $592,720 for fiscal 1995. The increase was due to continued research and development efforts, the addition of administrative and support staff and marketing and promotional expenses incurred in connection with the ValuOne Oneline product.

     Net corporate interest income was $82,976 for fiscal 1996. This interest was earned on the proceeds from the March 96 placement. During fiscal 1995 the Company incurred interest expense of $21,685.

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

Cost of Sales

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

Operating Expenses

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

Segment Operating Results

Direct mail marketing net sales for fiscal 1995 increased by 14.1% to $3,443,965 from $3,017,805 for fiscal 1994. Net sales growth resulted primarily from a 11.9% increase in the number of pieces mailed to 9,932,869 pieces mailed during fiscal 1995 from 8,875,852 pieces mailed during fiscal 1994. The average price per piece mailed increased 2.1% to $0.347 during fiscal 1995 from $0.340 during fiscal 1994. Net income for fiscal 1995 increased by 42.8% to $347,015 from $242,937 for fiscal 1994. The increase in net income was primarily attributable to decreases in selling and administrative costs associated with the direct mail marketing segment.

The net loss from the computer online marketing segment increased 356.8% to $592,720 for fiscal 1995 from $129,744 for fiscal 1994. The increase was primarily was due to continued increased research and development efforts for ValuOne Online.

Net corporate interest expense was $21,685 for fiscal 1995 and $21,639 for fiscal 1994.

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


                               Three Months Ended


                                Sep. 30, 1995     Dec. 31, 1995     Mar 31, 1996   Jun 30, 1996
                                -------------     -------------     ------------   ------------

Net Sales                          $1,074,559        $  935,517      $   939,534     $1,307,277
                                   ----------        ----------      -----------     ----------

Cost of Sales

  Postage                            433,766            354,378          346,790        445,550

  Materials and printing             282,438            283,417          315,654        428,675

    Total cost of sales              716,204            637,795          662,444        874,225
                                     -------            -------          -------        -------
Gross Margin                         358,355            297,722          277,090        439,052
                                     -------            -------          -------        -------
Operating Expenses

  Research and development           164,350            308,462          431,328        661,578

  General and administrative         145,965            196,188          294,307        457,915

  Selling                            164,369            171,698          159,648        204,714

  Compensation expense related
    to issuance of options by
    principal stockholder                  -                   -               -      1,484,375
                                  ----------         -----------      ----------      ---------
  Total Operating Expenses           474,684             676,348         885,283      2,808,582
                                   ---------           ---------       ---------      ---------
(Loss) from operations             1,190,888           1,314,143       1,547,727      3,682,807
                                   ---------           ---------       ---------
Total other income (expense),
 net                                  (4,367)            (11,249)        (24,536)        85,749
                                   ---------           ---------       ----------        ------
(Loss) before income taxes          (120,696)           (389,875)       (632,729)    (2,289,781)

Benefit (provision) for
 income taxes                              -                   -         (13,161)        13,161
                                   ---------           ---------       ---------     ----------

Net (loss)                        $ (120,696)        $  (389,875)    $  (645,890)   $(2,276,620)
                                  ==========         ===========     ===========    ===========

Net (loss) per common
 share (1)                        $     (.02)        $      (.07)    $      (.12)  $       (.38)
                                  ==========         ===========     ===========   ============

Weighted average common
 shares outstanding                5,539,953           5,539,953       5,543,470      5,917,491
                                   =========           =========       =========      =========

(1) The sum of net income (loss) per share amounts for the four quarters may not equal annual amounts due to rounding.


                                                          Three Months Ended


                               Sep. 30, 1994       Dec. 31, 1994    Mar 31, 1995   Jun 30, 1995
                               -------------       -------------    ------------   ------------

Net Sales                        $   894,541          $  767,338      $  859,779     $  922,307
                                 -----------          ----------      ----------     ----------
Cost of Sales

 Postage                             333,390             328,334         360,306        338,946

 Materials and printing              245,227             221,382         245,714        323,631
                                     -------             -------         -------        -------
   Total cost of sales               578,617             549,716         606,020        662,577
                                     -------             -------         -------        -------
Gross Margin                         315,924             217,622         253,759        259,730
                                     -------             -------         -------        -------
Operating Expenses

 Research and development             95,907             103,288         110,823        156,163

 General and administrative           80,386              60,977          53,021         74,381

 Selling                             103,933             104,225         152,422        200,335
                                     -------             -------         -------        -------
  Total operating expenses           280,226             268,490         316,266        430,879
                                     -------             -------         -------      ---------
Income (loss) from operations         35,698             (50,868)        (62,507)      (171,149)
                                     -------             -------         -------      ---------
Total other income (expense),
 net                                  (8,083)             (2,612)         (6,625)        (1,244)
                                     -------             -------         -------         ------
Income (loss) before income
 taxes                                27,615             (53,480)        (69,132)      (172,393)

Benefit (provision) for
 income taxes                           (301)                583             987          1,851
                                        ----                 ---             ---          -----
Net income (loss)                 $   27,314           $ (52,897)       $(68,145)     $(170,542)
                                  ==========           =========        ========      =========
Net income (loss) per
 common share (1)                 $      .01           $    (.01)       $   (.01)     $    (.03)
                                  ==========           =========        ========      =========
Weighted average common
 shares outstanding                4,365,045           4,462,612       4,941,513      5,031,315
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

     It is anticipated that the Company will be required to spend an additional $3,600,000 for cost associated with the ValuOne Online product before its launch during the first quarter of 1997. In addition, the Company anticipates that it also needs to expend approximately $3,900,000 more than anticipated revenues during the next fiscal year for initial marketing of the product and additional capital expenditures.

     As of June 30, 1996 the Company had committed to expend approximately $600,000 for capital expenditures associated with ValuOne Online.

     Management believes the Company has sufficient cash and cash equivalent to meet the Company's requirements during the next fiscal year.

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

Chad L. Evans:  Chairman, Chief Executive Officer, Director

     Mr. Evans was a founder of DataMark Systems, Inc., the predecessor to DataMark Holding, Inc., in 1987 and has been its Chief Executive Officer since 1989. He was instrumental in the start-up, operation and growth of DataMark Holding's subsidiaries DataMark Systems, Inc. and DataMark Printing, Inc. Prior to devoting his full time to DataMark in 1989, Mr. Evans was involved in a number of successful companies. He served as Chief Executive Officer of Mountainwest Technology, Inc. and its subsidiary Mountainwest Junior College from 1984 until the sale of the College to Phillips Colleges in 1989. Mr. Evans continues to advise the Phillips Colleges group concerning student recruitment advertising. Mr. Evans is on the Board of Directors of Utah Industries for the Blind.

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

James A. Egide:  Chief Financial Officer, Director

     Mr. Egide was appointed as a Director of the Company on January 11, 1995. Since 1990, Mr. Egide has primarily been involved in managing his personal investments, including multiple international and national business enterprises. In 1978 he co-founded Carme, a public company, and served as CEO and Chairman of the Board until 1989 when it was sold. From 1976 until 1980, Mr. Egide's primary occupation was President and Director of Five Star Industries, Inc., a California corporation which was a general contractor and real estate developer. His principal responsibilities were land acquisition, lease negotiations and financing.

Significant Employees

Arthur Benjamin:  President of DataMark Systems

     Mr. Benjamin has 25 years in marketing and sales and 12 years in proprietary school marketing and operations. He has held executive positions with Group W, CBS, Admarketing (a national media buying service), Connecticut Public Broadcasting, CPI (a group of four proprietary schools), and Advantage Media and Marketing (a consumer ad agency). He has overseen numerous public relations campaigns and designed and published a regional magazine. Prior to joining the Company in January 1995, as a full time employee, Mr. Benjamin had been President of Watterson College since 1994, in addition to serving as CEO of MCS Technologies, Inc., a company engaged in vocational training since 1993, and Senior Vice President/Marketing of Rhodes Group, a company engaged in vocational training since 1989, President, Marketing By Design (a national marketing agency) since 1981, and Travel By Design (a national travel agency) since 1992. He is a graduate of Clark University, the Burklyn Business School and the Career College Association leadership conference.

Mark N. Johnson: Information Systems Director

     Mr. Johnson has over 10 years in the information systems industry. Prior to joining the Company in 1995 he served as the Director of Information Systems for Antenna Technology Communications, Inc., a wireless communications company from 1994 to 1995 and as Vice President of Information Systems for One-2-One, a long-distance telephone company from 1993 to 1994. He was also the Director of Information Systems for Phillips Junior College in Salt Lake City, Utah from 1989 to 1993. Mr. Johnson holds a Masters degree in Business Administration from the University of Phoenix, May 1995, and a Bachelors degree in Computer Science and Information Systems from Idaho State University, December 1984. He also has significant experience in design and implementation of client server database management systems.

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

                          Summary Compensation

             Annual Compensation                  Long Term Compensation
             -------------------                  ----------------------
                    Year                       Other Annual
    Name and       Ended   Salary     Bonus    Compensation     Options/SARs
Principal Position  6/30    ($)         ($)        ($)               (#)
------------------ -----   ------    ------   -------------    --------------
                    1996   $123,600
Chad Evans          1995   $123,600                (1)
Chairman/CEO        1994   $123,600


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





                             Number of Unexercised      Value of Unexercised
                                  Options at          In-the-Money Options at
                                    6/30/96                   6/30/96
                                    -------                   -------
             Shares
             Acquired  Value
             Exercise  Realized
Name            (#)     ($)  Exercisable Unexercisable Exercisable Unexercisable
--------------------------------------------------------------------------------
Chad L. Evans   -0-    $-0-    25,000         -0-        $193,750       $0



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


Names and Addresses of                    Amount of            Percentage of
Principal Stockholders                   Common Shares      Voting Securities*
--------------------------------        ---------------    --------------------
Quantum Industrial Partners LDC              675,000               8.6%
Kaye Flamboyan 9
Willemstad, Curacao
Netherlands Antilles

Pequot International Fund L.P.               450,000               5.7%
and Pequot Partners Fund L.P.
354 Pequot Ave
SouthPort, CT



Names and Address of
Officers and Directors
-------------------------------------
Chad L. Evans                              2,736,375(1)           34.8%
488 East Winchester Street, Suite 100
Salt Lake City, Utah  84107

James A. Egide                             1,530,256(2)           19.4%
488 East Winchester Street, Suite 100
Salt Lake City, Utah  84107

C. Scott Stone                                15,000(3)            0.2%
1100 Concourse Parkway
Birmingham, AL

Kenneth Woolley                              165,000(4)            2.1%
7001 S. 900 E.
Midvale, UT  84048

Stanton D. Jones                             287,500               3.5%
488 East Winchester, Suite 100
Salt Lake City, Utah  84107

All Directors and Executive                4,536,631              55.9%
Officers (7 persons)
----------------------------

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



                                                     HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
 October 5, 1995

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1996 AND 1995



                                     ASSETS

                                                    1996                 1995
                                             -----------             --------

CURRENT ASSETS:
  Cash                                       $13,159,404           $   39,005
  Trade accounts receivable                      502,996              450,814
  Receivables from sale of common stock to
    shareholders                                       -              719,000
  Inventory                                       82,972              107,921
  Note receivable from officer                     1,000                1,000
  Other current assets                            29,370                9,304
                                             -----------          -----------
     Total current assets                     13,775,742            1,327,044
                                             -----------          -----------

PROPERTY AND EQUIPMENT:
  Computer and office equipment                2,752,114              231,684
  Printing equipment                             259,198              227,289
  Furniture, fixtures and leasehold
    improvements                                 188,099               48,800
  Vehicles                                        40,525               32,866
                                             -----------          -----------
                                               3,239,936              540,639
  Less accumulated depreciation and
    amortization                                (476,573)            (320,808)
                                             -----------          -----------
     Total property and equipment, net         2,763,363              219,831
                                             -----------          -----------

OTHER ASSETS                                       4,148               84,570
                                             -----------          -----------

                                             $16,543,253           $1,631,445
                                             ===========          ===========









           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 1996 AND 1995



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1996               1995
                                                  ---------         ----------

CURRENT LIABILITIES:
  Accounts payable                              $   737,810         $  225,617
  Accrued liabilities                               192,541             59,336
  Other current liabilities                          26,411             25,470
  Current portion of notes payable                   43,201             71,299
  Notes payable to related parties                    1,666            151,166
                                                -----------        -----------
     Total current liabilities                    1,001,629            532,888
                                                -----------        -----------

LONG-TERM NOTES PAYABLE                                   -             25,332
                                                -----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value;
    2,500,000 shares authorized; no shares
    issued                                                -                  -
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 8,085,407 and
    5,539,953 shares outstanding, respectively          808                554
  Additional paid-in capital                     20,585,276          1,187,913
  Stock subscriptions receivable                 (1,496,137)                 -
  Accumulated deficit                            (3,548,323)          (115,242)
                                                -----------        -----------
     Total stockholders' equity                  15,541,624          1,073,225
                                                -----------        -----------

                                                $16,543,253         $1,631,445
                                                ===========        ===========











           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



                                                1996                1995                 1994
                                         -----------         -----------          -----------

NET SALES                                $ 4,256,887          $3,443,965           $3,017,805
                                         -----------         -----------          -----------
COST OF SALES:
  Postage                                  1,580,484           1,360,976            1,133,710
  Materials and printing                   1,310,184           1,035,954              790,744
                                         -----------         -----------          -----------
     Total cost of sales                   2,890,668           2,396,930            1,924,454
                                         -----------         -----------          -----------
     Gross margin                          1,366,219           1,047,035            1,093,351
                                         -----------         -----------          -----------

OPERATING EXPENSES:
  Research and development                 1,565,718             560,915               89,250
  General and administrative               1,094,375             268,765              456,039
  Selling                                    700,429             466,181              440,236
  Compensation expense related to
    issuance of options by principal
    stockholder                            1,484,375                   -                    -
                                         -----------         -----------          -----------

     Total operating expenses              4,844,897           1,295,861              985,525
                                         -----------         -----------          -----------

(LOSS) INCOME FROM OPERATIONS             (3,478,678)           (248,826)             107,826
                                         -----------         -----------          -----------
OTHER INCOME (EXPENSE):
  Interest and other income                   96,008               3,121                5,367
  Interest expense                           (50,411)            (21,685)             (21,639)
                                         -----------         -----------          -----------
     Total other income (expense), net        45,597             (18,564)             (16,272)
                                         -----------         -----------          -----------

(LOSS) INCOME BEFORE INCOME TAXES         (3,433,081)           (267,390)              91,554

BENEFIT (PROVISION) FOR INCOME TAXES               -               3,120              (28,556)
                                         -----------         -----------          -----------

NET (LOSS) INCOME                        $(3,433,081)         $ (264,270)          $   62,998
                                         ===========         ===========          ===========

NET (LOSS) INCOME PER COMMON SHARE       $     (0.58)         $    (0.06)          $     0.01
                                         ===========         ===========          ===========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                        5,917,491           4,713,028            4,282,299
                                         ===========          ===========          ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                          Additional             Stock          Accumulated
                                                Common Stock               Paid-in           Subscriptions        Earnings
                                            Shares         Amount          Capital             Receivable         (Deficit)
                                           ----------      -------        -----------        --------------     -------------
BALANCE, June 30, 1993                     4,242,026        $424         $   252,576           $       -        $    86,030

Cash contribution
  by a shareholder                                 -           -               6,912                   -                  -

Issuance of common
  stock for cash                              82,719           8              39,262                   -                  -

Conversion of amount
  due to a shareholder                             -           -               8,000                   -                  -

Conversion of note payable
  to a related party                          40,300           4              19,996                   -                  -

Net income                                         -           -                   -                   -             62,998
                                           ---------        ----         -----------         -----------        -----------

BALANCE, June 30, 1994                     4,365,045         436             326,746                   -            149,028

Issuance of common
  stock for cash                             223,622          23             168,477                   -                  -

Issuance of common stock
  upon merger with
  Exchequer I, Inc.                          471,952          47             (26,262)                  -                  -

Issuance of common stock
  for notes receivable                       479,334          48             718,952                   -                  -

Net loss                                           -           -                   -                   -           (264,270)
                                           ---------        ----         -----------         -----------        -----------

BALANCE, June 30, 1995                     5,539,953         554           1,187,913                   -           (115,242)

Issuance of common stock
  for cash, net of
  offering costs of
  $1,524,538                               1,992,179         199          13,914,650                   -                  -

Stock subscriptions, net
  of commissions to be
  paid of $166,238                           214,500          21            1,496,116         (1,496,137)                 -

Exercise of stock warrants                   321,775          32            2,493,724                  -                  -

Issuance of options by
  principal stockholder                            -           -            1,484,375                  -                  -

Exercise of stock options                     17,000           2                8,498                  -                  -

Net loss                                           -           -                    -                  -         (3,433,081)
                                           ---------        ----         -----------         -----------        -----------

BALANCE, June 30, 1996                     8,085,407        $808          $20,585,276        $(1,496,137)       $(3,548,323)
                                           =========        ====          ===========        ===========        ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                           Increase (Decrease) in Cash


                                                          1996                 1995               1994
                                                   -----------          -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                $(3,433,081)           $(264,270)         $  62,998
  Compensation expense related to issuance
    of options by principal stockholder              1,484,375                    -                  -
  Depreciation and amortization                        165,596               92,139             76,846
  Interest income added to note
    receivable from related party                            -               (5,000)                 -
  Loss on asset dispositions                             4,736                  816                  -
  Changes in operating assets and liabilities-
    Trade accounts receivable                          (52,182)              13,622            (99,918)
    Inventory                                           24,949                3,451            (45,275)
    Other assets                                        60,356              (15,875)            (2,000)
    Accounts payable                                   512,193              111,054             21,209
    Accrued liabilities                                133,205                9,604             21,019
    Other current liabilities                              941              (37,241)            55,818
    Deferred income taxes                                    -                    -             (8,487)
                                                   -----------          -----------        -----------
      Net cash (used in) provided by
        operating activities                        (1,098,912)             (91,700)            82,210
                                                   -----------          -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (2,724,064)            (142,956)          (100,225)
  Proceeds from sale of assets                          10,200                    -                  -
  Increase in note receivable from officer                   -                    -            (45,000)
                                                   -----------          -----------        -----------
      Net cash used in investing activities         (2,713,864)            (142,956)          (145,225)
                                                   -----------          -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
    stock and other contributed capital             16,417,105               93,701             46,182
  Proceeds from borrowings                             652,309              129,500            105,000
  Principal payments on borrowings                    (855,239)             (39,195)          (107,790)
  Collection of receivables from sale of
    common stock                                       719,000                    -                  -
                                                   -----------          -----------        -----------
      Net cash provided by financing activities     16,933,175              184,006             43,392
                                                   -----------          -----------        -----------

NET INCREASE (DECREASE) IN CASH                     13,120,399              (50,650)           (19,623)

CASH AT BEGINNING OF YEAR                               39,005               89,655            109,278
                                                   -----------          -----------        -----------

CASH AT END OF YEAR                                $13,159,404            $  39,005          $  89,655
                                                   ===========          ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                          $    56,942            $  22,333          $  18,049
   Cash paid for income taxes                                -               27,848              9,022


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

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation

DataMark Systems, Inc. ("Systems") was incorporated under the laws of the State of Nevada on April 29, 1987. DataMark Printing, Inc. ("Printing") was incorporated under the laws of the State of Utah on March 23, 1992 by the then existing shareholders of Systems to perform printing services for Systems. DataMark Media, Inc. ("Media") was incorporated as a wholly-owned subsidiary of Systems on October 3, 1994. Systems negotiated a plan of reorganization and subscription agreement with the shareholders of Printing (who at the date of the reorganization were owners of greater than 80 percent of the outstanding common shares of Systems) whereby those shareholders transferred all of the outstanding shares of common stock of Printing to Systems as an additional contribution to capital in December 1994. No additional shares of the common stock of Systems were issued in the transaction. The business combination of Systems and Printing was accounted for as a reorganization of entities under common control. Accordingly, the financial statements reflect the business combination at historical cost in a manner similar to pooling-of-interests accounting. The accompanying consolidated statements of operations, stockholders' equity and cash flows include the combined operations of Systems and Printing for all periods presented.

Exchequer I, Inc. ("Exchequer"), a publicly held Delaware corporation, was incorporated May 16, 1985. On January 11, 1995, Systems consummated a merger agreement with Exchequer whereby Systems became a wholly-owned subsidiary of Exchequer, which changed its name to DataMark Holding, Inc. ("Holding"). The shareholders of Systems received 2121.013 shares of Holding's common stock for each share of Systems' common stock outstanding at the date of the merger.
Accordingly, the 2,132 shares of Systems' common stock were converted into 4,522,000 shares of Holding's common stock. The accompanying financial statements have been restated to reflect the stock conversion for all periods presented. The merger was accounted for as a reorganization with Systems being considered the acquiring company for accounting purposes. Prior to the merger, Holding had no assets, $26,215 of liabilities and 471,952 shares of common stock issued and outstanding. The reorganization was accounted for by recording the liabilities of Holding at the date of merger at their historical cost because Exchequer had no operations and was a shell company. The operations of Holding have been included in the accompanying consolidated financial statements from the date of the merger. Operations of Holding were immaterial prior to the merger; therefore, pro forma operating information is not presented.

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

Inventory

Inventory is valued at the lower of cost or market, with cost being determined using the first-in first-out method. Inventory consists of the following:

                                          June 30,              June 30,
                                            1996                   1995
                                          --------              ---------
       Raw materials used in printing     $ 52,555               $ 45,464
       Completed direct mail
         advertising products               30,417                 62,457
                                          --------               --------

                                          $ 82,972               $107,921
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


(4)  NOTES PAYABLE

Notes payable consist of the following:
                                                       June 30,       June 30,
                                                        1996            1995

 Notepayable  to a bank;  interest  at
   prime  plus 2  percent  (10.25 percent
   at June 30, 1996); monthly payments of
   $2,083 due through June 1997; secured by
   certain  equipment;  guaranteed by certain
   officers and shareholders                         $ 24,148        $ 45,912

 Line-of-credit  agreement  with a  bank;
   interest  at  prime  plus 2 percent (10.25
   percent at June 30, 1996);  due September
   8, 1996 and  not  renewed,  secured  by
   all  inventory,  chattel  paper, accounts
   and general  intangibles;  guaranteed  by
   an officer and shareholder                          19,053               -

 $100,000 line-of-credit agreement with a bank;
   interest at prime plus 2 percent (11 percent
   at June 30,  1995);  paid in full  during
   fiscal year 1996                                         -          46,894

 Other, paid in full during fiscal year 1996                -           3,825
                                                     --------        --------
      Total notes payable                              43,201          96,631

      Less current portion                            (43,201)        (71,299)
                                                     --------        --------

                                                       $    -        $ 25,332
                                                     ========        ========

Notes payable to related parties consist of the following:

   9 percent note payable to an officer,
     due on demand, unsecured                        $  1,666       $  1,666
   9 percent note payable to an officer,
     due on demand, unsecured                               -         20,000
   10 percent note payable to a director,
     due on demand, unsecured                               -        116,000
   10 percent note payable to an officer,
     due on demand, unsecured                               -         13,500
                                                     --------       --------
                                                     $  1,666       $151,166
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

The following presents the components of the benefit (provision) for income taxes for the years ended June 30, 1995 and 1994:

                                                         1995            1994
                                                     --------          ------
       Current:
         Federal                                      $  (598)       $(30,747)
         State                                         (1,164)         (6,296)

       Deferred:
         Federal                                        4,228           7,399
         State                                            654           1,088
                                                      -------        --------

       Benefit (provision) for income taxes           $ 3,120        $(28,556)
                                                      =======        ========

Income taxes computed at the federal statutory rate of 34 percent are reconciled to the actual income tax (provision) benefit as follows for the years ended June 30, 1995 and 1994:

                                                      1995        1994
                                                  --------      ------

       Income taxes at federal statutory
         rate                                     $ 90,913    $(31,128)
       Difference due to graduated tax rates
                                                     5,896       6,525
       Net operating loss carryback                (16,533)          -
       Current net operating loss not utilized     (75,569)          -
       State income tax, net of federal
         benefit                                      (336)     (3,437)
       Nondeductible expenses                       (1,251)       (516)
                                                  --------    --------
            Benefit (provision) for
              income taxes                        $  3,120    $(28,556)
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

The following is a summary of all stock options for the years ended June 30, 1996, 1995 and 1994:

                                           Options Outstanding
                                      Number of      Option Price
                                        Shares         Per Share

   Balance at June 30, 1993                   -        $      -
   Granted                              150,592              0.25
                                      ---------        ----------
   Balance at June 30, 1994             150,592              0.25
   Granted                              634,946         0.50-1.00
                                      ---------        ----------
   Balance at June 30, 1995             785,538         0.25-1.00
   Granted                              645,000         5.00-9.00
   Expired or canceled                 (341,323)         .50-1.00
   Exercised                            (17,000)              .50
                                      ---------        ----------
   Balance at June 30, 1996           1,072,215        $0.25-9.00
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


                                                                                     Corporate
                                                                    Computer          Interest
                                               Direct Mail           Online            Income
                                                Marketing           Marketing         (Expense)            Total
                                              -------------      --------------     -------------      -------------
Year Ended June 30, 1996:
Net sales                                       $4,256,887           $      -            $   -          $4,256,887
Income (loss) before
  income taxes                                     245,331         (3,761,388)          82,976          (3,433,081)
Depreciation                                        78,768             86,828                -             165,596
Property and equipment
  purchases                                        110,084          2,589,212                -           2,699,296
Identifiable assets at year-end
                                                   559,913          2,680,023                -           3,239,936

Year Ended June 30, 1995:
Net sales                                        3,443,965                   -              -            3,443,965
Income (loss) before
  income taxes                                     347,015            (592,720)       (21,685)            (267,390)
Depreciation                                        71,258              20,881              -               92,139
Property and equipment
  purchases                                         74,804              68,152              -              142,956
Identifiable assets at year-end
                                                 1,490,202              66,444              -            1,556,646

Year Ended June 30, 1994:
Net sales                                        3,017,805                  -                -           3,017,805
Income (loss) before
  income taxes                                     242,937           (129,744)         (21,639)             91,554
Depreciation                                        72,314              4,532                -              76,846
Property and equipment
  purchases                                        142,566             22,659                -             165,225
Identifiable assets at year-end
                                                   862,708             21,785                -             884,493


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


Signature                    Title                     Date
-------------------          ---------------------     ---------------------


/s/ Chad Evans               Principal Executive           October 10, 1996
--------------------         Officer and Director
Chad Evans


/s/ James A. Egide           Principal Financial           October 10, 1996
--------------------         Officer and Director
James A. Egide


/s/ Stanton D. Jones         Director                      October 10, 1996
---------------------
Stanton D. Jones


                             Director                      October __, 1996
----------------------
Ken Woolley


                             Director                      October __, 1996
----------------------
Scott Stone

/s/ Michael D. Bard
----------------------       Controller                    December 9, 1996
Michael D. Bard