Form 10-Q/A
period 1996-09-30
DATAMARK HOLDING INC
filed 1996-12-09
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[  ]     TRANSITION REPORT PURSUANT  TO  SECTION 13  OR  15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

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

            Registrant's telephone number,including area code:
                               (801) 268-1001

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

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           September 30,              June 30,
                                                               1996                     1996
                                    ASSETS

CURRENT ASSETS:
             Cash and cash equivalents                $     11,180,292         $     13,159,404
             Trade accounts receivable                         688,186                  502,996
             Inventory                                          67,185                   82,972
             Note receivable from officer                        1,000                    1,000
             Other current assets                               12,644                   29,370
                                                   --------------------     --------------------
                   Total current assets                     11,949,307               13,775,742
                                                   --------------------     --------------------

PROPERTY AND EQUIPMENT:
             Computer and office equipment                   3,163,820                2,752,114
             Printing equipment                                319,895                  259,198
             Furniture, fixtures and leasehold
                 improvements                                  488,649                  188,099
             Vehicles                                           40,525                   40,525
                                                   --------------------     --------------------
                                                             4,012,889                3,239,936
             Less accumulated depreciation and
                amortization                                  (542,282)                (476,573)
                                                   --------------------     --------------------
                  Net property and equipment                 3,470,607                2,763,363
                                                   --------------------     --------------------

OTHER ASSETS                                                    27,316                    4,148
                                                   --------------------     --------------------

                                                      $     15,447,230         $     16,543,253
                                                   ====================     ====================


















     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30,               June 30,
                                                                          1996                      1996



             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
             Accounts payable                                   $         423,018        $         737,810
             Accrued liabilities                                          262,587                  192,541
             Current portion of notes payable                              19,086                   43,201
             Notes payable to related parties                               1,666                    1,666
             Other current liabilities                                          -                   26,411
                                                              --------------------     --------------------
                  Total current liabilities                               706,357                1,001,629
                                                              --------------------     --------------------

STOCKHOLDERS' EQUITY:
             Preferred stock; $.0001 par value; 2,500,000
                 shares authorized; no shares issued                            -                        -
             Common stock,  $.0001  par  value;  20,000,000
               shares  authorized; 8,110,407 and 8,085,407
               shares outstanding, respectively                               811                      808
             Additional paid-in capital                                20,625,023               20,585,276
             Stock subscriptions receivable                                                     (1,496,137)
                                                                       (1,496,137)
             Accumulated deficit                                       (4,388,824)              (3,548,323)
                                                              --------------------     --------------------
                  Total stockholders' equity                           14,740,873               15,541,624
                                                              --------------------     --------------------

                                                                 $     15,447,230         $     16,543,253
                                                              ====================     ====================



















     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)




                                                                  1996                     1995
                                                                  ----                     ----

NET SALES                                                 $      1,481,171        $      1,074,559
                                                       --------------------     -------------------

COST OF SALES:
               Postage                                             524,499                 433,766
               Materials and printing                              514,266                 282,438
                                                       --------------------     -------------------
                  Total cost of sales                            1,038,765                 716,204
                                                       --------------------     -------------------

GROSS MARGIN                                                       442,406                 358,355
                                                       --------------------     -------------------

OPERATING EXPENSES:
               Research and development                            679,447                 164,350
               General and administrative                          373,463                 145,965
               Selling                                             391,490                 164,369
                                                       --------------------     -------------------
                  Total operating expenses                       1,444,400                 474,684
                                                       --------------------     -------------------

LOSS FROM OPERATIONS                                            (1,001,994)               (116,329)

OTHER INCOME (EXPENSE):
               Interest and other income                           162,643                       -
               Interest expense                                     (1,150)                 (4,367)
                                                       --------------------     -------------------
                  Total other income (expense), net                161,493                  (4,367)
                                                       --------------------     -------------------
NET LOSS                                                 $        (840,501)       $       (120,696)
                                                       ====================     ===================

NET LOSS PER COMMON SHARE                                $           (0.10)       $          (0.02)
                                                       ====================     ===================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES                                             8,110,407               5,539,953
                                                       ====================     ===================


     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             1996                    1995
                                                                             ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net Loss                                           $     (840,501)         $      (120,686)
                 Depreciation and amortization                              65,709                   26,150
                 Changes in operating assets and liabilities
                    Trade accounts receivable                             (185,190)                  22,694
                    Inventory                                               15,787                    2,843
                    Other current assets                                    16,726                        -
                    Accounts payable                                      (314,792)                  89,464
                    Accrued liabilities                                     70,046                  (11,661)
                    Deferred revenue                                                                (12,220)
                    Other current liabilities                              (26,412)
                                                                  ------------------     -------------------
                        Net cash used in operating activities           (1,198,627)                  (3,416)
                                                                  ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of property and equipment                       (772,953)                 (59,082)
                 Increase in other assets                                  (23,168)                  (6,621)
                                                                  ------------------     -------------------
                      Net cash used in investing activities               (796,121)                 (65,703)
                                                                  ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net proceeds from the issuance of common
                    stock and other contributed capital                     39,750                  719,000
                 Proceeds from borrowings                                        -                  153,334
                 Principal payments on borrowings                          (24,113)                 (71,299)
                 Payments for deferred offering costs                            -                  (38,791)
                                                                  ------------------     -------------------
                      Net cash provided by financing activities             15,637                  762,244
                                                                  ------------------     -------------------

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                              (1,979,111)                 693,125

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                               13,159,404                   39,005
                                                                  ------------------     -------------------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                            $     11,180,293       $          732,130
                                                                  ==================     ===================







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

NOTE 2 - SEGMENT INFORMATION

         Information regarding the Company's operations for the three months ended September 30, 1996, relating to the direct mail marketing industry and the computer on-line marketing industry, is as follows:

                                          Computer      Corporate
                         Direct Mail       On-line       Interest
                          Marketing       Marketing      Income         Total
Net sales                $1,481,171     $        -    $         -    $1,481,171
Net Income (loss)           138,639     (1,121,668)       142,528      (840,501)
Depreciation                 21,036         44,673              -        65,709
Property and equipment
    purchases                51,062        721,891              -       772,953
Identifiable assets at
    September 30, 1996      980,979      3,244,999              -     4,225,978

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

Results of Operations

         The following table sets forth certain financial data as a percentage of net sales for the fiscal quarters ended September 30, 1996 and 1995.

                                           1996                       1995
                                          -----                      -----
Net Sales                                100.0%                     100.0%
                                         ------                     ------
Cost of Sales:
    Postage                                35.4                       40.4
    Materials and printing                 34.7                       26.3
                                          -----                      -----
Total cost of sales                        70.1                       66.7
                                           ----                       ----
Gross Margin                               29.9                       33.3
                                          -----                       ----
Operating expenses:
    Research and development               45.9                       15.3
    General and administrative             25.2                       13.5
    Selling                                26.4                       15.3
                                          -----                       ----
Total operating expenses                   97.5                       44.1
                                          -----                       ----
Loss from operations                      (67.6)                     (10.8)
Total other income (expense), net          10.9                      ( 0.4)
                                          -----                      ------
Net Loss                                 (56.7%)                    (11.2%)
                                         =======                   ========


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

Cost of Sales

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

Operating Expenses

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

Segment Operating Results

                  Direct mail marketing net sales for the quarter ended September 30, 1996, increased by 37.8% to $1,481,171 from $1,074,559 for the quarter ended September 30, 1995. Net sales growth resulted primarily from an increase in the number of pieces mailed during the quarter ended September 30, 1996. Net income for quarter ended September 30, 1996, increased by 6.7% to $138,639 from $129,991 for the quarter ended September 30, 1995, for this segment. Profits did not increase in line with the increase in net sales due to higher paper costs that have not been immediately reflected in higher prices charged to our customers and the delivery of more material dominant direct mail products during the quarter ended September 30, 1996, when compared to the quarter ended September 30, 1995.

         The net loss from the computer online marketing segment increased to $1,121,668 for the quarter ended September 30, 1996, from $ 246,334 for the quarter ended September 30, 1995. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with the ValuOne Online product.

         Corporate interest income was $142,528 for the quarter ended September 30, 1996. This interest was earned on the unexpended proceeds from the March 96 placement. For the quarter ended September 30, 1995, the Company incurred interest expense of $4,367.

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

         Cash flows provided by financing activities was $15,637 and $762,244 during the quarters ended September 30, 1996 and 1995, respectively. This decrease in cash flows provided by financing activities was because the Company only raised $39,750 through the issuance of common stock during the quarter ended September 30, 1996 as compared to $719,000 during the quarter ended September 30, 1995. The Company did not receive any proceeds from borrowings during the quarter ended September 30, 1996.

         It is anticipated that the Company will be required to spend an additional $2,500,000 for cost associated with the ValuOne Online product before its launch during the first quarter of 1997. In addition, the Company anticipates that it also needs to expend approximately $4,500,000 more than anticipated revenues during the 12 months following launch for initial marketing of the product and additional capital expenditures.

         At  September  30,  1996,   the  Company  did  not  have  any  material
commitments for capital expenditures.

         Management believes that the Company has sufficient cash and cash equivalents at September 30, 1996, to meet its requirements for the following twelve months.


Forward Looking Information

         Statements regarding the Company's expectations as to future growth of the direct mail business, furture revenue from ValuOne Online, the expected commencement date of ValuOne Online service and certain other statements presented in the Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) unanticipated technical problems could delay launch of ValuOne Online, (ii) ValuOne Online has not generated revenues, and after its launch it may not generate the level of users or advertisers currently anticipated, (iii) the costs to market the ValuOne Online service to advertisers and users could be substantially higher than anticipated, (iv) the online industry is rapidly changing, and the Company may not have the technical or financial resources to compete against existing online services or against services which are newly introduced or modified, and (v) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.

                    Item 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith

                           Exhibit 27.1

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DATAMARK HOLDING, INC.




Date:  December 6, 1996      By /s/Chad L. Evans
                                   Chad L. Evans
                                   Chief Executive Officer