Form 10-Q
period 1996-12-31
DATAMARK HOLDING INC
filed 1997-02-11
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION  13  OR  15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of January 29, 1997, 8,498,932 of the Registrant's Common Shares were issued and outstanding.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      December 31,               June 30,
                                                                          1996                     1996
                                    ASSETS

CURRENT ASSETS:
             Cash                                                     $      9,378,817         $     13,159,404

             Trade accounts receivable                                         547,204                  502,996

             Inventory                                                          57,449                   82,972

             Note receivable from officer                                            -                    1,000

             Other current assets                                              371,182                   29,370
                                                                   --------------------     --------------------
                   Total current assets                                     10,354,652               13,775,742
                                                                   --------------------     --------------------

 PROPERTY AND EQUIPMENT:
             Computer and office equipment                                   3,546,408                2,752,114

             Printing equipment                                                358,669                  259,198

             Furniture, fixtures and leasehold
               improvements                                                    716,153                  188,099

             Vehicles                                                           40,525                   40,525
                                                                   --------------------     --------------------
                                                                             4,661,755                3,239,936

             Less accumulated depreciation and net
                amortization                                                  (616,051)                (476,573)
                                                                   --------------------     --------------------
                  Total property and equipment, net                          4,045,704                2,763,363
                                                                   --------------------     --------------------


OTHER ASSETS                                                                    40,929                    4,148
                                                                   --------------------     --------------------

                                                                      $     14,441,285         $     16,543,253
                                                                   ====================     ====================

















      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      December 31,               June 30,
                                                                          1996                     1996

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
             Accounts payable                                        $         485,737        $         737,810

             Accrued liabilities                                               263,223                  192,541

             Current portion of notes payable                                        -                   43,201

             Other current liabilities                                               -                   26,411

             Notes payable to related parties                                        -                    1,666
                                                                   --------------------     --------------------
                  Total current liabilities                                    748,960                1,001,629
                                                                   --------------------     --------------------

STOCKHOLDERS' EQUITY:
             Preferred stock, $.0001 par value; 2,500,000
                 shares authorized; no shares issued                                 -                        -

             Common stock,  $.0001  par  value;  20,000,000
                 shares  authorized; 8,137,807 and 8,085,407
                 shares outstanding, respectively                                  814                      808

             Additional paid-in capital                                     20,638,720               20,585,276
             Stock subscriptions receivable                                (1,496,137)              (1,496,137)
             Accumulated deficit                                           (5,451,072)              (3,548,323)
                                                                   --------------------     --------------------
                  Total stockholders' equity                                13,692,325               15,541,624
                                                                   --------------------     --------------------

                                                                      $     14,441,285         $     16,543,253
                                                                   ====================     ====================



















      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                                                     1996                   1995
                                                                                     ----                   ----
NET SALES                                                                       $      1,236,841       $        935,517
                                                                              -------------------    -------------------

COST OF SALES:

                Postage                                                                  486,527                354,378

                Materials and printing                                                   391,972                283,417
                                                                              -------------------    -------------------

                     Total cost of sales                                                 878,499                637,795
                                                                              -------------------    -------------------

GROSS MARGIN                                                                             358,342                297,722
                                                                              -------------------    -------------------

OPERATING COSTS AND EXPENSES:

                Research and development                                                 806,803                308,462

                General and administrative                                               385,287                196,188

                Selling                                                                  357,339                171,698
                                                                              -------------------    -------------------
                   Total operating costs and expenses                                  1,549,429                676,348
                                                                              -------------------    -------------------

LOSS FROM OPERATIONS                                                                 (1,191,087)              (378,626)
                                                                              -------------------    -------------------
OTHER INCOME (EXPENSE):

                Interest and other income                                               128,839                      -

                Interest expense                                                              -                (11,249)
                                                                              -------------------    -------------------
                   Total other income (expense), net                                    128,839                (11,249)
                                                                              -------------------    -------------------

NET LOSS                                                                       $     (1,062,248)       $      (389,875)
                                                                              ===================    ===================

NET LOSS PER COMMON SHARE                                                      $          (0.13)       $         (0.07)
                                                                              ===================    ===================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES                                                                  8,128,649              5,539,953
                                                                              ===================    ===================





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                                                                                    1996                    1995
                                                                                    ----                    ----
NET SALES                                                                      $      2,718,012        $      2,010,076
                                                                             -------------------     -------------------

COST OF SALES:

               Postage                                                                1,011,026                 788,144

               Materials and printing                                                   906,238                 565,855
                                                                             -------------------     -------------------
                  Total cost of sales                                                 1,917,264               1,353,999
                                                                             -------------------     -------------------

GROSS MARGIN                                                                            800,748                 656,077
                                                                             -------------------     -------------------

COSTS AND OPERATING EXPENSES:

               Research and development                                               1,486,250                 472,812

               General and administrative                                               758,750                 342,153

               Selling                                                                  748,829                 336,067
                                                                             -------------------     -------------------
                  Total operating costs and expenses                                  2,993,829               1,151,032
                                                                             -------------------     -------------------

LOSS FROM OPERATIONS                                                                 (2,193,081)               (494,955)
                                                                             -------------------     -------------------

OTHER INCOME (EXPENSE):
               Interest and other income                                                291,482                       -

               Interest expense                                                          (1,150)                (15,616)
                                                                             -------------------     -------------------

                  Total other income (expense), net                                     290,332                 (15,616)
                                                                             -------------------     -------------------

NET LOSS                                                                      $     (1,902,749)       $        (510,571)
                                                                             ===================     ===================

NET LOSS PER COMMON SHARE                                                     $          (0.23)       $          (0.09)
                                                                             ===================     ===================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES                                                                 8,126,936               5,539,953
                                                                             ===================     ===================





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                               1996                     1995
                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                     $     (1,902,749)       $        (510,571)
             Depreciation and amortization                                         139,478                   51,239
             Changes in operating assets and liabilities:
                Trade accounts receivable                                          (44,208)                  90,957
                Inventory                                                           25,523                    5,249
                Other current assets                                              (341,812)                       -
                Accounts payable                                                  (252,073)                 121,831
                Accrued liabilities                                                 70,682                    3,525
                Deferred revenue                                                         -                  (12,220)
                Other current liabilities                                          (26,411)                       -
                Other assets                                                       (36,781)                 (41,215)
                                                                        --------------------     --------------------
                    Net cash used in
                       operating activities                                     (2,368,351)                (291,205)
                                                                        --------------------     --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                                 (1,421,819)                (636,464)
                                                                        --------------------     --------------------
                Net cash used in investing activities                           (1,421,819)                (636,464)
                                                                        --------------------     --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from the issuance of common
                stock and other contributed capital                                 53,450                  719,000
             Proceeds from borrowings                                                    -                  650,840
             Principal payments on borrowings                                      (44,867)                 (62,271)
             Repayment of note from officer                                          1,000                        -
             Payments for deferred offering costs                                        -                  (38,791)
                                                                        --------------------     --------------------
                Net cash provided by financing activities                            9,583                 1,268,778
                                                                        --------------------     --------------------

NET (DECREASE) INCREASE IN CASH                                                 (3,780,587)                  341,109

CASH AT BEGINNING OF PERIOD                                                      13,159,404                   39,005
                                                                        --------------------     --------------------
CASH AT END OF PERIOD                                                      $      9,378,817        $         380,114
                                                                        ====================     ====================




      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim financial statements as of December 31, 1996, and for the three and six months ended December 31, 1996 and 1995 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the three and six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.


NOTE 2 - TRANSACTIONS SUBSEQUENT TO PERIOD END

         During January 1997, the Company received $1,496,137 in cash, net of commissions to be paid, for stock subscriptions that were recorded as a reduction of stockholders' equity at December 31, 1996. In addition, the Company received $279,969 in connection with the exercise of warrants in January 1997.

         During January 1997, the Company acquired all of the outstanding stock of Sisna, Inc. in exchange for shares of the Company's stock, in a transaction that will be accounted for as a pooling of interests.

NOTE 3 - SEGMENT INFORMATION

         Information regarding the Company's operations for the three months ended December 31, 1996, relating to the direct mail marketing segment and the computer on-line marketing segment, is as follows:


                                                  Computer            Corporate
                                Direct Mail          On-line            Interest
                                 Marketing        Marketing             Income           Total

Net sales                        $1,236,841        $   -                $   -            $1,236,841
Net income (loss)                    88,493        (1,279,580)           128,839         (1,062,248)
Depreciation and
  amortization                       23,472            50,297               -                73,769

Property and equipment
  purchases                          63,392           585,474               -               648,866



         Information regarding the Company's operations for the six months ended December 31, 1996, relating to the direct mail marketing segment and the computer on-line marketing segment, is as follows:

                                                 Computer            Corporate
                                Direct Mail      On-line             Interest
                                 Marketing       Marketing           Income            Total
Net sales                       $2,718,012        $   -              $  -             $2,718,012
Net income (loss)                  227,132        (2,421,363)         291,482         (1,902,749)
Depreciation and
  amortization                      44,508            94,970            -                139,478
Property and equipment
  purchases                        114,454         1,307,365            -              1,421,819
Identifiable assets at
  December 31, 1996                870,179         3,780,178            -              4,650,357

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

         In fiscal year 1994, the Company began developing its own proprietary advertiser and end-user funded national on-line network - WorldNow Online (formerly named ValuOne Online). Since fiscal year 1994, the Company has devoted significant resources towards the development of WorldNow Online and anticipates launching the service in the first quarter of calendar year 1997. The Company believes that in the future the net sales from WorldNow Online should surpass those of the direct mail business.

         The Company charges direct mailing fees based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign.

         The cost of postage is a significant element of any direct mail campaign. Although management believes that a postal rate increase will not have a material long term effect on demand, there is no assurance that a postal rate increase will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.

         In January 1997, the Company acquired Sisna, Inc., an internet service provider headquartered in Salt Lake City, Utah. The acquisition will be accounted for as a pooling of interests. Since the acquisition had not occurred at December 31, 1996, the acquisition is not reflected in the accompanying financial statements.

Results of Operations

         The following table sets forth certain financial data as a percentage of net sales for the three months ended December 31, 1996 and 1995.

                                        1996                       1995
                                       -----                      -----
Net sales                              100.0%                     100.0%
                                       ------                     ------
Cost of sales:
    Postage                             39.3                       37.9
    Materials and printing              31.7                       30.3
                                       -----                       ----
Total cost of sales                     71.0                       68.2
                                        ----                       ----
Gross margin                            29.0                       31.8
                                       -----                       ----
Operating expenses:
    Research and development            65.2                       33.0
    General and administrative          31.2                       21.0

    Selling                             28.9                       18.3
                                      ------                       ----
Total operating expenses               125.3                       72.3
                                      ------                       ----
Loss from operations                   (96.3)                     (40.5)
Total other income (expense), net       10.4                      ( 1.2)
                                      ------                     -------
Net loss                               (85.9%)                    (41.7%)
                                      =======                   ========

         The following table sets forth certain financial data as a percentage of net sales for the six months ended December 31, 1996 and 1995.

                                        1996                       1995
                                       -----                      -----
Net sales                              100.0%                     100.0%
                                      ------                     ------
Cost of sales:
    Postage                             37.2                       39.2
    Materials and printing              33.3                       28.2
                                       -----                      -----
Total cost of sales                     70.5                       67.4
                                        ----                       ----
Gross margin                            29.5                       32.6
                                       -----                       ----
Operating expenses:
    Research and development            54.7                       23.5
    General and administrative          27.9                       17.0

    Selling                             27.6                       16.7
                                       -----                       ----
Total operating expenses               110.2                       57.2
                                      ------                       ----
Loss from operations                   (80.7)                     (24.6)
Total other income (expense), net       10.7                      ( 0.8)
                                      ------                     -------
Net loss                               (70.0%)                    (25.4%)
                                       =======                   ========

Six Months Ended December 31, 1996 Compared with Six Months Ended
December 31, 1995 and Three Months Ended December 31, 1996 Compared with Three Months Ended December 31, 1995


Net Sales

         Net sales for the three months ended December 31, 1996 increased by 32.2% to $1,236,841 from $935,517 for the three months ended December 31, 1995. Net sales growth resulted primarily from an increase in the number of pieces mailed during the three months ended December 31, 1996. The average price per piece mailed increased by 5.0% to $.419 during the three months December 31, 1996 from $.399 during the three months ended December 31, 1995.

         Net sales for the six months ended December 31, 1996 increased by 35.2% to $2,718,012 from $2,010,076 for the six months ended December 31, 1995. All net sales were derived from the direct mail marketing segment. Net sales growth resulted primarily from an increase in the number of pieces mailed during the six months ended December 31, 1996. The average price per piece mailed increased by 5.0% to $.419 during the six months ended December 31, 1996 from $.399 during the six months ended December 31, 1995.


Cost of Sales

         Postage expense increased 37.3% to $486,527 during the three months ended December 31, 1996 from $354,378 during the three months ended December 31, 1995. The increase was primarily attributable to a higher number of pieces mailed during the three months ended December 31, 1996 than during the three months ended December 31, 1995. Postage expense as a percentage of net sales increased to 39.3% during the three months ended December 31, 1996, from 37.9% during the three months ended December 31, 1995. The increase in postage expense as a percentage of net sales was primarily attributable to using more specialized mail patterns for seasonal direct mail marketing for customers during the three months ended December 31, 1996 when compared to the three months ended December 31, 1995. These specialized mailing patterns cannot utilize the lowest bulk mail rates.

         Postage expense increased 28.3% to $1,011,026 during the six months ended December 31, 1996 from $788,144 during the six months ended December 31, 1995. The increase was primarily attributable to a higher number of pieces mailed during the six months ended December 31, 1996 than during the six months ended December 31, 1995. Postage expense as a percentage of net sales decreased to 37.2% during the six months ended December 31, 1996 from 39.2% during the six months ended December 31, 1995. The decrease in postage expense as a percentage of net sales was primarily attributable to an increase in sales prices charged by the Company during the current fiscal year (as reflected in postage expense of 35.4% of net sales during the quarter ended September 30, 1996) partially offset by the increased postage expense in the current quarter.

         Materials and printing expense increased 38.3% to $391,972 during the three months ended December 31, 1996 from $283,417 during the three months ended December 31, 1995. The increase was primarily attributable to a higher number of pieces mailed during the three months ended December 31, 1996 than during the three months ended December 31, 1995. Materials and printing expense as a percentage of sales increased to 31.7% during the three months ended December 31, 1996 from 30.3% during the three months ended December 31, 1995. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs and delivery of more material dominant direct mail products.

         Materials and printing expense increased 60.2% to $906,238 during the six months ended December 31, 1996 from $565,855 during the six months ended December 31, 1995. The increase was attributable to a higher number of pieces mailed, higher paper costs and the delivery of more material dominant direct mail products during the six months ended December 31, 1996 than during the six months ended December 31, 1995. Materials and printing expense as a percentage of sales increased to 33.3% during the six months ended December 31, 1996 from 28.2% during the six months ended December 31, 1995. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs and delivery of more material dominant direct mail products.


Operating Expenses

         Research and development costs related to WorldNow Online increased 161.6% to $806,803 during the three months ended December 31, 1996 from $308,462 during the three months ended December 31, 1995. Research and development costs have increased due to increased levels of activity and personnel associated with WorldNow Online.

         Research and development costs related to WorldNow Online increased 214.3% to $1,486,250 during the six months ended December 31, 1996 from $472,812 during the six months ended December 31, 1995. Research and development costs have increased due to increased levels of activity and personnel associated with WorldNow Online. The Company anticipates launching WorldNow Online during the first quarter of calendar year 1997.

         General and administrative expense increased 96.4% to $385,287 during the three months ended December 31, 1996 from $196,188 during the three months ended December 31, 1995. General and administrative expense as a percentage of net sales increased to 31.2% during the three months ended December 31, 1996 from 21.0% during the three months ended December 31, 1995. The increase in general and administrative expense as a percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online.

         General and administrative expense increased 121.8% to $758,750 during the six months ended December 31, 1996 from $342,153 during the six months ended December 31, 1995. General and administrative expense as a percentage of net sales increased to 27.9% during the six months ended December 31, 1996 from 17.0% during the six months ended December 31, 1995. The increase in general and administrative expense as percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online.

         Selling expense increased 108.1% to $357,339 during the three months ended December 31, 1996 from $171,698 during the three months ended December 31, 1995. Selling expense as a percentage of net sales increased to 28.9% during the three months ended December 31, 1996 from 18.3% during the three months ended December 31, 1995. The increase in selling expense as a percentage of net sales was due to marketing and promotional expenses incurred in connection with the WorldNow Online product.

         Selling expense increased 122.8% to $748,829 during the six months ended December 31, 1996 from $336,067 during the six months ended December 31, 1995. Selling expense as a percentage of net sales increased to 27.6% during the six months ended December 31, 1996 from 16.7% during the six months ended December 31, 1995. The increase in selling expense as a percentage of net sales was due to marketing and promotional expenses incurred in connection with the WorldNow Online product.


Segment Operating Results

         Direct mail marketing net sales for the three months ended December 31, 1996, increased by 32.2% to $1,236,841 from $935,517 for the three months ended December 31, 1995. Net income for the three months ended December 31, 1996, increased by 87.7% to $88,493 from $47,156 for the three months ended December 31, 1995, for this segment. Profits increased at a greater rate than revenue due to a reduction of operating costs as a percent of sales during the three months ended December 31, 1996 when compared to the three months ended December 31, 1995.

         Direct mail marketing net sales for the six months ended December 31, 1996, increased by 35.2% to $2,718,012 from $2,010,076 for the six months ended December 31, 1995. Net income for the six months ended December 31, 1996, increased by 28.2% to $227,132 from $177,147 for the six months ended December 31, 1995, for this segment. Profits did not increase in line with the increase in net sales due to higher paper costs that have not been immediately reflected in higher prices charged to customers and the delivery of more material dominant direct mail products during the six months ended December 31, 1996, when compared to the six months ended December 31, 1995.

         The net loss from the computer online marketing segment increased to $1,279,580 for the three months ended December 31, 1996, from $425,768 for the three months ended December 31, 1995. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with the WorldNow Online product.

         The net loss from the computer online marketing segment increased to $2,421,363 for the six months ended December 31, 1996, from $672,102 for the six months ended December 31, 1995. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with the WorldNow Online product.

         Corporate interest income was $128,839 for the three months ended December 31, 1996. This interest was earned on the unexpended proceeds from the sale of common stock in March 1996. For the three months ended December 31, 1995, the Company incurred interest expense of $11,249.

         Corporate interest income was $291,482 for the six months ended December 31, 1996. This interest was earned on the unexpended proceeds from the sale of common stock in March 1996. For the six months ended December 31, 1995, the Company incurred interest expense of $15,616.


Liquidity and Capital Resources

         The Company historically has satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching WorldNow Online, the Company sold common stock in a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement, including the exercise of warrants, for net proceeds of $16,408,605 during fiscal year 1996.

         Operating activities consumed $2,368,351 during the six months ended December 31, 1996 compared to $291,205 during the six months ended December 31, 1995. The increase in cash flows consumed by operating activities during the six months ended December 31, 1996 as compared to 1995 was primarily attributable to increased research and development, selling and other related costs associated with WorldNow Online.

         Cash flows used in investing activities were $1,421,819 and $636,464 during the six months ended December 31, 1996 and 1995, respectively. This increase in cash used for investing activities was primarily attributable to the acquisition of computer equipment for WorldNow Online. The Company's capital expenditures historically were for printing machinery and office equipment.

         Cash flows provided by financing activities was $9,583 and $1,268,778 during the six months ended December 31, 1996 and 1995, respectively. This decrease in cash flows provided by financing activities was due to the Company only raising $53,450 through the issuance of common stock during the six months ended September 30, 1996 as compared to $719,000 during the six months ended December 31, 1995. The Company did not receive any proceeds from borrowings during the six months ended December 31, 1996. During the six months ended December 31, 1995, the Company received net proceeds from borrowings of $588,569.

         It is anticipated that the Company will be required to spend an additional $1,400,000 for costs associated with the WorldNow Online product before its launch during the first quarter of calendar 1997. In addition, the Company anticipates that it needs to expend approximately $4,500,000 more than anticipated revenues during the 12 months following launch for initial marketing of the product and additional capital expenditures.

         The Company received gross proceeds of $1,942,344 during January 1997 from stock subscriptions and the exercise of warrants. The Company will pay commissions related to this funding of $166,238.

         Management believes that the Company has sufficient cash and working capital at December 31, 1996, to meet its requirements for the following twelve months.


Forward Looking Information

         Statements regarding the Company's expectations as to future growth of the direct mail business, future revenue from WorldNow Online, the expected commencement date of WorldNow Online service and certain other statements presented in the Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) unanticipated technical problems could delay launch of WorldNow Online, (ii) WorldNow Online has not generated revenues, and after its launch it may not generate the level of users or advertisers currently anticipated, (iii) the costs to market the WorldNow Online service to advertisers and users could be substantially higher than anticipated, (iv) the online industry is rapidly changing, and the Company may not have the technical or financial resources to compete against existing online services or against services which are newly introduced or modified, and (v) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith

                           Exhibit 27.1

            (b) The Company did not file any reports on Form 8-K during the period reported on. Subsequent to the end of the period the Company filed a Form 8-K dated January 8, 1997, reporting the acquisition of Sisna, Inc. No financial statements were filed with the report, but the report will be amended to include Sisna, Inc. financial statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DATAMARK HOLDING, INC.




Date:  February 10, 1997              By: /s/ Chad L. Evans
                                        -------------------
                                         Chad  L. Evans
                                         Chief Executive Officer