Form 10-Q
period 1997-03-31
DATAMARK HOLDING INC
filed 1997-05-15
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of May 9, 1997, 8,510,932 of the Registrant's Common Shares were issued and outstanding.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,      June 30,
                                                         1997           1996
                      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $  8,234,578    $ 13,159,404
     Trade accounts receivable, net                     417,690         502,996
     Inventory                                          156,305          82,972
     Advances to employees                              487,851            --
     Note receivable from officer                          --             1,000
      Other current assets                               66,829          29,370
                                                   ------------    ------------
          Total current assets                        9,363,253      13,775,742
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
     Computer and office equipment                    5,331,393       2,752,114
     Furniture, fixtures and leasehold
         improvements                                   806,616         188,099
     Printing equipment                                 433,710         259,198
     Vehicles                                            40,525          40,525
                                                   ------------    ------------
                                                      6,612,244       3,239,936
     Less accumulated depreciation and
        amortization                                   (686,867)       (476,573)
                                                   ------------    ------------
          Total property and equipment, net           5,925,377       2,763,363
                                                   ------------    ------------

OTHER ASSETS                                             43,683           4,148
                                                   ------------    ------------

                                                   $ 15,332,313    $ 16,543,253
                                                   ============    ============
















      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,         June 30,
                                                            1997             1996
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $    909,605    $    737,810
     Accrued liabilities                                   513,647         192,541
     Notes payable                                         128,024          43,201
     Other current liabilities                                   -          26,411
     Notes payable to related parties                            -           1,666
                                                      ------------    ------------
          Total current liabilities                      1,551,276      1 ,001,629
                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 2,500,000
        shares authorized, no shares issued                      -               -
     Common stock, $.0001 par value; 20,000,000
         shares authorized, 8,510,932 and 8,085,407
          shares outstanding, respectively
                                                               851             809
     Additional paid-in capital                         22,593,372      20,585,275
     Stock subscription receivable                               -      (1,496,137)
     Accumulated deficit                                (8,813,186)     (3,548,323)
                                                      ------------    ------------
          Total stockholders' equity                    13,781,037      15,541,624
                                                      ------------    ------------

                                                      $ 15,332,313    $ 16,543,253
                                                      ============    ============




















      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                              1997           1996
                                                              ----           ----

NET SALES
                  Direct mail marketing                  $ 1,852,710    $   939,539
                  Internet operations                        219,226           --
                                                         -----------    -----------
                         Total net sales                   2,071,936        939,539
                                                         -----------    -----------

COST OF SALES:
                  Postage                                    695,714        346,790
                  Materials and printing                     628,777        315,659
                  Internet operations                        153,595           --
                                                         -----------    -----------
                         Total cost of sales               1,478,086        662,449
                                                         -----------    -----------

GROSS MARGIN                                                 593,850        277,090
                                                         -----------    -----------


OPERATING COSTS AND EXPENSES:
                  Research and development                 2,793,601        590,351
                  General and administrative                 765,854        165,309
                  Selling                                    516,422        161,406
                                                         -----------    -----------
                         Total operating costs and
                           expenses                        4,075,877        917,066
                                                         -----------    -----------


LOSS FROM OPERATIONS                                      (3,482,027)      (639,976)
                                                         -----------    -----------

OTHER INCOME (EXPENSE):
                  Interest and other income                  123,013           --
                  Interest expense                            (3,100)       (24,587)
                                                         -----------    -----------
                         Total other income (expense),
                           net                               119,913        (24,587)
                                                         -----------    -----------
NET LOSS                                                 $(3,362,114)   $  (664,563)
                                                         ===========    ===========

NET LOSS PER COMMON SHARE                                $     (0.40)   $     (0.12)
                                                         ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                  8,479,376      5,719,953
                                                         ===========    ===========















      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                              1997            1996
                                                              ----            ----

NET SALES
                  Direct mail marketing                  $ 4,570,722    $ 2,949,610
                  Internet operations                        219,226           --
                                                          -----------   -----------
                         Total net sales                   4,789,948      2,949,610
                                                          ----------    -----------
COST OF SALES:
                  Postage                                  1,706,740      1,134,934
                  Materials and printing                   1,535,015        881,509
                  Internet operations                        153,595           --
                                                         -----------    -----------
                         Total cost of sales               3,395,350      2,016,443
                                                         -----------    -----------

GROSS MARGIN                                               1,394,598        933,167
                                                         -----------    -----------

OPERATING COSTS AND EXPENSES:
                  Research and development                 4,279,851      1,063,163
                  General and administrative               1,524,604        507,462
                  Selling                                  1,265,251        497,473
                                                         -----------    -----------
                         Total operating costs and
                           expenses                        7,069,706      2,068,098
                                                         -----------    -----------

LOSS FROM OPERATIONS                                      (5,675,108)    (1,134,931)
                                                         -----------    -----------

OTHER INCOME (EXPENSE):
                  Interest and other income                  414,495           --
                  Interest expense                            (4,250)       (40,203)
                                                         -----------    -----------
                         Total other income (expense),
                           net                               410,245        (40,203)
                                                         -----------    -----------

NET LOSS                                                 $(5,264,863)   $(1,175,134)
                                                         ===========    ===========

NET LOSS PER COMMON SHARE                                $     (0.64)   $     (0.21)
                                                         ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                  8,242,116      5,599,953
                                                         ===========    ===========















      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                              1997            1996
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                     $ (5,264,863)   $ (1,175,134)
           Adjustments to reconcile net loss to net cash used in
              operating activities:
                  Depreciation and amortization                              210,294         161,730
                  Acquired research and development                        1,674,721            --
                  Changes in operating assets and liabilities,
                   net of effects of acquisition:
                    Trade accounts receivable, net                           117,518         118,436
                    Inventory                                                 50,818          21,461
                    Advances to employees                                   (487,851)
                    Other current assets                                     (37,459)           --
                    Other assets                                             (39,535)        (31,938)
                    Accounts payable                                        (116,982)        374,912
                    Accrued liabilities                                      186,662          25,116
                    Deferred revenue                                            --           (12,220)
                    Other current liabilities                                (26,411)           --
                                                                        ------------    ------------
                        Net cash used in operating activities             (3,733,088)       (517,637)
                                                                        ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of property and equipment                             (2,872,308)       (753,718)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Net proceeds from the issuance of common stock
                       and other contributed capital                       1,829,555       1,029,000
                  Proceeds from borrowings                                      --           651,290
                  Principal payments on borrowings                          (149,985)       (116,815)
                  Payments for deferred offering costs                          --          (105,016)
                  Repayment of note receivable from officer                    1,000            --
                                                                        ------------    ------------
                        Net cash provided by financing activities          1,680,570       1,458,459
                                                                        ------------    ------------


NET (DECREASE) INCREASE IN CASH                                           (4,924,826)        187,104

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          13,159,404          39,005
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  8,234,578    $    226,109
                                                                        ============    ============





      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The accompanying interim financial statements as of March 31, 1997, and for the three and nine months ended March 31, 1997, and 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary for a fair presentation have been included, and consist only of normal recurring adjustments. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the three and nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1997. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

NOTE 2  - ACQUISITION

         In January 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. in exchange for 325,000 shares of the Company's common stock, of which 25,000 shares were held in escrow pending the collection of trade accounts receivable. The acquisition has been accounted for as a purchase. The excess of the initial purchase price over the estimated fair value of the acquired assets less liabilities assumed was approximately $1,675,000. Due to the early stage of Sisna's technology development and commercialization, the excess purchase price has been allocated to purchased research and development and expensed at the date of the acquisition. The assets acquired consist of approximately $32,000 of trade accounts receivable, $124,000 of inventory and $500,000 of computer and office equipment and the liabilities assumed consist of approximately $289,000 of trade accounts payable, $233,000 of notes payable and $134,000 of other accrued liabilities. The operations of Sisna, Inc. have been included in the accompanying statements of operations from the date of acquisition.

         The following pro forma information for the nine months ended March 31, 1997, and 1996 presents the results of operations as if the acquisition of Sisna, Inc. had occurred at the beginning of each period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of the results which may occur in the future.

                                    Pro Forma                    Pro Forma
                                Nine Months Ended            Nine Months Ended
                                  March 31, 1997               March 31, 1996
                                  --------------               --------------

Net sales                           $5,394,555                    $4,880,975

Net loss                            (5,444,062)                   (1,388,890)

Net loss per common share                (0.64)                        (0.23)


NOTE 3 - SEGMENT INFORMATION

         Information regarding the Company's operations for the three months ended March 31, 1997, relating to the direct mail marketing segment, the computer on-line marketing segment and the Internet services segment, is as follows:


                                                  Computer                          Corporate
                                Direct Mail        On-line            Internet       Interest
                                 Marketing        Marketing           Services       Income               Total
                                -----------      -----------         ----------    -----------         -----------

Net sales                        $1,852,710      $        -          $ 219,226     $        -          $2,071,936
Net income (loss)                   190,688     ( 3,548,322)          (127,493)       123,013          (3,362,114)
Depreciation and
       amortization                  25,736          20,044             25,036              -              70,816
Property and equipment
    purchases                        82,012       1,367,750                727              -           1,450,489




         Information regarding the Company's operations for the nine months ended March 31, 1997, relating to the direct mail marketing segment, the computer on-line marketing segment and the Internet services segment, is as follows:

                                                 Computer                            Corporate
                                Direct Mail       On-line             Internet       Interest
                                 Marketing       Marketing            Services        Income               Total
                                -----------     -----------         -----------     -----------         -----------

Net sales                       $4,570,722      $         -         $    219,226    $         -          $4,789,948
Net income (loss)                  417,820      ( 5,969,685)            (127,493)       414,495          (5,264,863)
Depreciation and
       amortization                 70,244          115,014               25,036              -             210,294
Property and equipment
    purchases                      196,466        2,675,115                  727              -           2,872,308
Identifiable assets at
    March 31, 1997                 787,084        5,138,295              573,993              -           6,499,372

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

         In fiscal year 1994, the Company began developing its own proprietary advertiser and end-user funded national on-line network - WorldNow Online (formerly named ValuOne Online). Since fiscal year 1994, the Company has devoted significant resources towards the development of WorldNow Online and anticipates the imminent launch of the service in the second quarter of calendar year 1997. The Company believes that in the future the net sales from WorldNow Online should surpass those of the direct mail business.

         In January 1997, the Company acquired Sisna, Inc., ("Sisna") an Internet service provider headquartered in Salt Lake City, Utah. The acquisition has been accounted for as a purchase. The Company agreed to issued up to 325,0000 shares (25,000 of which are held in escrow pending the collection of trade accounts receivable) of its common stock to acquire all of the outstanding shares of common stock of Sisna. Sisna's results of operations for the three months ended March 31, 1997, are included in the accompanying 1997 financial statements.

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

Results of Operations

         The following table sets forth certain financial data as a percentage of net sales for the three months ended March 31, 1997, and 1996.

                                                       1997              1996
                                                      -----             -----
Net sales:
     Direct mail marketing                             89.4%            100.0%
     Internet operations                               10.6                 -
                                                     ------             -----

          Total net sales                             100.0             100.0
                                                      -----             -----
Cost of sales:
    Postage                                            33.6              36.9
    Materials and printing                             30.3              33.6
    Internet operations                                 7.4                 -
                                                      ------            ------
          Total cost of sales                          71.3              70.5
                                                       ----              ----
Gross margin                                           28.7              29.5
                                                      -----             -----
Operating costs and expenses:
    Research and development                          134.8              62.8
    General and administrative                         37.0              17.6
                                                       ----
    Selling                                            24.9              17.2
                                                      ------             ----
          Total operating costs and expenses          196.7              97.6
                                                      -----              ----
Loss from operations                                 (168.0)            (68.1)
Total other income (expense), net                       5.8             ( 2.6)
                                                     ------            -------
Net loss                                             (162.2%)           (70.7%)
                                                    ========          ========


         The following table sets forth certain financial data as a percentage of net sales for the nine months ended March 31, 1997, and 1996.

                                                      1997                1996
                                                     -----               -----
Net sales:
     Direct mail marketing                            95.4%              100.0%
     Internet operations                               4.6                   -
                                                    -------             -------
          Total net sales                            100.0               100.0
                                                     -----               -----
Cost of sales:
    Postage                                           35.6                38.5
    Materials and printing                            32.1                29.9
    Internet operations                                3.2                   -
                                                     ------             -------
          Total cost of sales                         70.9                68.4
                                                      ----                ----
Gross margin                                          29.1                31.6
                                                     -----                ----
Operating costs and expenses:
    Research and development                          89.4                36.0
    General and administrative                        31.8                17.2
                                                      ----
    Selling                                           26.4                16.9
                                                     -----                ----
          Total costs and operating expenses         147.6                 70.1
                                                    ------                ----
Loss from operations                                (118.5)              (38.5)
Total other income (expense), net                      8.6              (  1.3)
                                                   --------            -------
Net loss                                            (109.9%)             (39.8%)
                                                   ========            ========

Three Months Ended March 31, 1997, Compared with Three Months Ended March 31, 1996, and Nine Months Ended March 31, 1997, Compared with Nine Months Ended March 31, 1996


Net Sales

         Net sales for the three months ended March 31, 1997, increased by 120.5% to $2,071,936 from $939,539 for the three months ended March 31, 1996. The increase in net sales from direct mail marketing resulted primarily from an increase in the number of direct mail pieces mailed during the three months ended March 31, 1997. The average price per piece mailed increased by 6.4% to $.446 during the three months ended March 31, 1997, from $.419 during the three months ended March 31, 1996. The acquisition of Sisna, Inc., during January 1997, resulted in net sales of $219,226 from Internet operations during the three months ended March 31, 1997.

         Net sales for the nine months ended March 31, 1997, increased by 62.4% to $4,789,948 from $2,949,610 for the nine months ended March 31, 1996. Net sales from the direct mail marketing segment account for $4,570,722 and $2,949,610 of the net sales, respectively. Net sales growth resulted primarily from an increase in the number of pieces mailed during the nine months ended March 31, 1997. The average price per piece mailed increased by 7.3% to $.428 during the nine months ended March 31, 1997, from $.399 during the nine months ended March 31, 1996. Also during the nine months ended March 31, 1997, the Company began providing access to the Internet as a result of the Sisna, Inc. acquisition.


Cost of Sales

         Postage expense increased 100.6% to $695,714 during the three months ended March 31, 1997, from $346,790 during the three months ended March 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended March 31, 1997, than during the three months ended March 31, 1996. Postage expense as a percentage of net sales decreased to 33.6% during the three months ended March 31, 1997, from 36.9% during the three months ended March 31, 1996. The decrease in postage expense as a percentage of net sales was primarily attributable to the inclusion of Internet sales in the total net sales. Postage expense as a percent of direct mail advertising sales was 37.6% for the three months ended March 31, 1997, as compared to 36.9% for the three months ended March 31, 1996. This increase was primarily attributable to using more specialized mail patterns for direct mail marketing for customers during the three months ended March 31, 1997, when compared to the three months ended March 31, 1996.
These specialized mailing patterns cannot utilize the lowest bulk mail rates.

         Postage expense increased 50.4% to $1,706,740 during the nine months ended March 31, 1997, from $1,134,934 during the nine months ended March 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the nine months ended March 31, 1997, than during the nine months ended March 31, 1996. Postage expense as a percentage of net sales decreased to 35.6% during the nine months ended March 31, 1997, from 38.5% during the nine months ended March 31, 1996. The decrease in postage expense as a percentage of net sales was attributable to an increase in sales prices charged by the Company as well as the inclusion of Internet service sales in the year to date net sales.

         Materials and printing expense increased 99.2% to $628,777 during the three months ended March 31, 1997, from $315,659 during the three months ended March 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended March 31, 1997, than during the three months ended March 31, 1996. Materials and printing expense as a percentage of sales decreased to 30.3% during the three months ended March 31, 1997, from 33.6% during the three months ended March 31, 1996. The decrease in materials and printing expense as a percentage of net sales was primarily attributable to the inclusion of Internet service sales during the three months ended March 31, 1997.

         Materials and printing expense increased 74.1% to $1,535,015 during the nine months ended March 31, 1997, from $881,509 during the nine months ended March 31, 1996. The increase was attributable to a higher number of pieces mailed, higher paper costs and the delivery of more material dominant direct mail products during the nine months ended March 31, 1997, than during the nine months ended March 31, 1996. Materials and printing expense as a percentage of sales increased to 32.1% during the nine months ended March 31, 1997, from 29.9% during the nine months ended March 31, 1996. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs and delivery of more material dominant direct mail products.

         The cost of sales for Internet service operations was $153,595 or 70.1% of Internet service revenue of $219,226.

Operating Expenses

         Research and development costs related to WorldNow Online increased 373.2% to $2,793,601 during the three months ended March 31, 1997, from $590,351 during the three months ended March 31, 1996. In connection with the acquisition of Sisna, Inc., the Company allocated the excess of the purchase price over the estimated fair value of acquired assets less liabilities assume of $1,674,721 to purchased research and development, which was expensed at the acquisition date. Other research and development costs have increased due to increased levels of activity and personnel associated with WorldNow Online.

         Research and development costs related to WorldNow Online increased 302.6% to $4,279,851 during the nine months ended March 31, 1997, from $1,063,163 during the nine months ended March 31, 1996. Research and development costs have increased due to increased levels of activity and personnel associated with WorldNow Online and the purchase of research and development related to Sisna, Inc. as discussed. The Company anticipates the imminent launch of WorldNow Online during the second quarter of calendar year 1997.

         General and administrative expense increased 363.3% to $765,854 during the three months ended March 31, 1997, from $165,309 during the three months ended March 31, 1996. General and administrative expense as a percentage of net sales increased to 37.0% during the three months ended March 31, 1997 from 17.6% during the three months ended March 31, 1996. The increase in general and administrative expense as a percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online and administrative costs associated with the Internet service segment of the Company.

         General and administrative expense increased 200.4% to $1,524,604 during the nine months ended March 31, 1997, from $507,462 during the nine months ended March 31, 1996. General and administrative expense as a percentage of net sales increased to 31.8% during the nine months ended March 31, 1997, from 17.2% during the nine months ended March 31, 1996. The increase in general and administrative expense as a percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online and the addition of administrative staff associated with the acquisition of the Internet service provider business.

         Selling expense increased 220.0% to $516,422 during the three months ended March 31, 1997, from $161,406 during the three months ended March 31, 1996. Selling expense as a percentage of net sales increased to 24.9% during the three months ended March 31, 1997, from 17.2% during the three months ended March 31, 1996. The increase in selling expense as a percentage of net sales was due to marketing and promotional expenses incurred in connection with the WorldNow Online service.

         Selling expense increased 154.3% to $1,265,251 during the nine months ended March 31, 1997, from $497,473 during the nine months ended March 31, 1996. Selling expense as a percentage of net sales increased to 26.4% during the nine months ended March 31, 1997, from 16.9% during the nine months ended March 31, 1996. The increase in selling expense as a percentage of net sales was due to marketing and promotional expenses incurred in connection with the WorldNow Online service.


Segment Operating Results

         Direct mail marketing net sales for the three months ended March 31, 1997, increased by 97.2% to $1,852,710 from $939,539 for the three months ended March 31, 1996. Net income for the three months ended March 31, 1997, increased by 692.3% to $190,688 from $24,068 for the three months ended March 31, 1996, for this segment. Profits increased at a greater rate than revenue due to a reduction of operating costs as a percent of sales during the three months ended March 31, 1997, when compared to the three months ended March 31, 1996.

         Direct mail marketing net sales for the nine months ended March 31, 1997, increased by 55.0% to $4,570,722 from $2,949,610 for the nine months ended March 31, 1996. Net income for the nine months ended March 31, 1997, increased by 107.6% to $417,820 from $201,215 for the nine months ended March 31, 1996, for this segment. Profits increased at a greater rate than net sales due to a reduction of operating costs as a percent of sales.

         The net loss from the computer online marketing segment increased to $3,548,322 for the three months ended March 31, 1997, from $664,044 for the three months ended March 31, 1996. The acquisition of Sisna, Inc. and the immediate write-off of purchased research and development accounted for $1,674,721 of the increase. The balance of the increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with the WorldNow Online service.

         The net loss from the computer online marketing segment increased to $5,969,685 for the nine months ended March 31, 1997, from $1,336,146 for the nine months ended March 31, 1996. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with the WorldNow Online service and the acquisition and immediate write-off of research and development acquired with the acquisition of Sisna, Inc.

         The Internet operations segment incurred a loss of $127,493 on revenue of $219,226 during the three months ended March 31, 1997.

         Corporate interest income was $123,013 for the three months ended March 31, 1997. This interest was earned on the unexpended proceeds from the sale of common stock in March 1996. For the three months ended March 31, 1996, the Company incurred interest expense of $24,587.

         Corporate interest income was $414,495 for the nine months ended March 31, 1997. This interest was earned on the unexpended proceeds from the sale of common stock in March 1996. For the nine months ended March 31, 1996, the Company incurred interest expense of $40,203.


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

         Operating activities used $3,733,088 of cash during the nine months ended March 31, 1997, compared to $517,637 during the nine months ended March 31, 1996. The increase in cash flows used by operating activities during the nine months ended March 31, 1997, as compared to 1996 was primarily attributable to increased research and development, selling and other related costs associated with WorldNow Online.

         Cash flows used in investing activities were $2,872,308 and $753,718 during the nine months ended March 31, 1997, and 1996, respectively. This increase in cash used for investing activities was primarily attributable to the acquisition of computer equipment for WorldNow Online.

         Cash flows provided by financing activities was $1,680,570 and $1,458,459 during the nine months ended March 31, 1997, and 1996, respectively. This increase in cash flows provided by financing activities was due to the Company raising $1,829,555 through the issuance of common stock during the nine months ended March 31, 1997, as compared to $1,029,000 during the nine months ended March 31, 1996. During the nine months ended March 31, 1997, the Company did not receive proceeds from borrowings. During the nine months ended March 31, 1996, the Company received net proceeds from borrowings of $651,290. In addition the Company made principal payments against borrowings of $149,985 and $116,815 during the nine months ended March 31, 1997, and 1996, respectively. The Company made payments of $105,016 for deferred offering costs during the nine months ended March 31, 1996.

         In May 1997, the Company agreed in principle to invest up to $1,000,000 in stage amounts over the next several months to obtain a minority interest in an Internet e-mail software company. The investment is subject to completion of due diligence, negotiation and preparation of definitive agreements, approval by the Company's board of directors and other customary conditions. The Company believes that the investment will provide the Company with access to software and technology complementary to its WorldNow and Internet business segments.

         It is anticipated that the Company will be required to spend an additional $1,250,000 for costs associated with the WorldNow Online service before its launch during the second quarter of calendar 1997. In addition, the Company anticipates that it needs to expend approximately $4,500,000 more than anticipated revenues during the 12 months following launch for expansion into its second phase of the television affiliates' network program and additional capital expenditures to support these new programs.

         Management believes that the Company has sufficient cash and working capital at March 31, 1997, to meet its normal operating requirements for the following twelve months. Management also anticipates raising additional working capital during the next twelve months to enable the company to take advantage of strategic initiatives and for unanticipated costs or changes.

Forward Looking Information

         Statements regarding the Company's expectations as to future growth of the direct mail business, future revenue from WorldNow Online, the expected commencement date of WorldNow Online service and certain other statements presented in the Form 10-Q, constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) unanticipated technical problems could delay launch of WorldNow Online, (ii) WorldNow Online has not generated revenues, and after its launch it may not generate the level of users or advertisers currently anticipated, (iii) the costs to market the WorldNow Online service to advertisers and users could be substantially higher than anticipated, (iv) the online industry is rapidly changing, and the Company may not have the technical or financial resources to compete against existing online services or against services which are newly introduced or modified, and (v) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.

Item 2                     CHANGES IN SECURITIES

         (c) During the quarter ended March 31, 1997, the Company sole the following securities without registration under the Securities Act of 1993 (the "Act):

                  (i) On January 8, 1997 the Company issued 325,000 shares of its common stock to the shareholders of Sisna, Inc. (H&D
              Investment Company, David Pollei, Martin Gomez and Jeffrey Madison) in exchange for all of the outstanding shares of Sisna. At the closing, 25,000 of the shares were placed in escrow pending collection of Sisna trade accounts receivable. See note 2 to the condensed consolidated financial statements. The issuance was an offering to a limited number of sophisticated investors not involving a public offering and was exempt from registration pursuant to Section 4(2) of the Act.

                  (ii) On January 10, 1997 the Company  issued  36,125 shares of its common stock to the Trustees of the General Electric Pension Trust for cash consideration of $7.75 per share. The shares were issued on exercise of warrants which had been previously sold to the purchaser. The issuance was an offering to a limited number of accredited investors not involving a public offering and was exempt from registration pursuant to Sections 4(2) and 4(6) of the Act.

                  (iii) On January 24, 1997 the Company  issued 12,000 shares of its common stock to MicroSystems. The shares were issued in consideration of a license to certain software from MicroSystems and were valued at $8.00 per share. The issuance was an offering to a single sophisticated investor not involving a public offering and was exempt from registration pursuant to Section 4(2) of the Act.

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are filed herewith

                           Exhibit 27.1

                           Those exhibits previously filed with the Securities and Exchange Commission asrequired by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

         (b) The Company filed Forms 8-K dated January 8, 1997, as amended on March 21, 1997, reporting the acquisition of Sisna, Inc. No financial statements were required to be filed with such Form.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DATAMARK HOLDING, INC.




Date:  May 13, 1997                         By /s/ Barry D. Kelly
                                               ---------------------------------
                                                     Barry D. Kelly
                                                     Chief Financial Officer