Form 10-K
period 1997-06-30
DATAMARK HOLDING INC
filed 1997-09-26
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         Commission File Number 0-20771

                             DATAMARK HOLDING, INC.
             (exact name of registrant as specified in its charter)

         Delaware                                       87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

448 E. Winchester Street, Suite 400
Salt Lake City, Utah                                                84107
(Address of principal executive offices)                          (Zip Code)

               Registrant's telephone number, including area code:
                                 (801) 268-2202

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

                        Yes    X   .        No       .
                             -----             -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of September 22, 1997, 8,560,932 of the Registrant's Common Shares were outstanding. As of September 22, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $20,597,000 based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the NASDAQ National Market.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated herein by reference, as indicated herein.

                                     PART I

ITEM 1.      BUSINESS
------
                                   SUMMARY

      DataMark Holding, Inc. (proposed to be renamed "WorldNow, Inc.," and referred to hereafter as the "Company" or "WorldNow") is an Internet company with roots in the direct marketing industry. Through its sophisticated technology and software and its unique business strategy, the Company is creating a national Internet service based upon the national network television business model.

      The Company has been a national direct marketing advertising agency for almost ten years, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online advertising industry. While it remains a national leader for its targeted industries in direct response advertising, the Company has recruited a highly experienced management and technical team to design and implement a national Internet service. This service, patterned upon the broadcast television business model, is creating a network of interconnected Web communities that are to be promoted by WorldNow's local television station affiliates. Numerous revenue opportunities for both WorldNow and the WorldNow affiliates are designed into the service and into the affiliate websites.

      The Company's combined strengths of superior technology and experience in both the broadcast television and direct marketing industries position the Company to be a leader in the local, regional and national interactive online advertising industry.


                              INTERNET STRATEGY

WORLDNOW AFFILIATE NETWORK

      WorldNow is creating a national Internet service based upon the network television business model. By providing free web hosting services and revenue opportunities to local television stations, WorldNow obtains free television commercial advertising driving Internet traffic to the WorldNow website. WorldNow provides and aggregates national content and advertising for its local television station affiliates, who augment the national content with highly relevant local content and local advertising. It is this combination of local content and advertising within a national network that makes WorldNow a compelling website with revenue opportunities.

National Internet Network Strategy

      WorldNow is attempting to create a national Internet-based network of local television stations by signing affiliation agreements with television stations in major television markets in the United States. These affiliation agreements create "win/win" partnerships on a local and national level. WorldNow provides free web hosting, 7x24 web maintenance, and state of the art Internet features to its stations. It also provides incremental (and historically non-television) revenue opportunities for each station by offering an inventory of advertising delivery options on both the station's website and WorldNow's website which can be sold by the station to local advertisers. In return, the station commits to give free on-the-air television advertising and promotions to WorldNow in order to drive local users of the Internet to the WorldNow Site. WorldNow is taking advantage at minimal cost to WorldNow - of the extensive infrastructure and commercial relationships of the broadcast television industry. WorldNow is bringing the technology of the Internet revolution to the television business model.

      The WorldNow website sits "behind" the local television station affiliate's website. Although visitors can access the WorldNow website (or its individual pages) directly, and then select a geographic region to obtain the localized content, the typical visitor will access the site through a local television website. A "Main Menu" button linking the station's site to WorldNow's site will be prominently displayed on the television affiliate's home or front page. By clicking on this link, a visitor can then access the content and advertising offered through the WorldNow site. Moreover, WorldNow in most cases will have advertising inventory on the station's front page. Thus any traffic on the local television station's website or on WorldNow's website will result in revenue to both WorldNow and the local station.

      WorldNow is currently in contract negotiations with stations in major television markets, including New York, San Francisco, Los Angeles, Minneapolis, Phoenix and Portland, and expects to have over 50 affiliates across the nation in major markets by the end of fiscal year 1998. Each of these stations will be contractually committed to provide significant on-the-air television promotion of the co-branded WorldNow/Affiliate websites.

      The traffic and "impressions" resulting from this widespread audience enables the WorldNow national sales force to commit national advertisers to advertise on the WorldNow website. As viewership and television-driven "hits" increase with additional affiliates, the WorldNow website will become increasingly attractive to national advertisers who have previously reserved Internet advertising to the few major "branded" websites.

      Local Content

      Among the most highly-trafficked sites on the World Wide Web are those that provide compelling local content. WorldNow's business model is to partner with the entities most qualified to provide, on a daily basis, compelling, relevant local content - local television stations. WorldNow merges the local and community content and advertising which its television station affiliates provide with the national content and advertising which WorldNow provides. This vertical approach creates a compelling and interesting site and encourages visits and repeat traffic.

      From local news, weather and sports, to entertainment, recreational and cultural events and traffic, local television stations are in the business of aggregating local information and disseminating it via television broadcasts. WorldNow "piggybacks" upon this existing local infrastructure and information-gathering business, and, at minimal cost to WorldNow, obtains this local content for the co-branded WorldNow/Affiliate website. WorldNow, through its affiliation agreements, is attempting to obtain the services of a large staff of local content aggregators and experienced advertising salespersons in most television markets, or "DMAs" (as defined by Nielsen Rating Services) in America, at minimal incremental cost to WorldNow.

      WorldNow, through its affiliation agreements, obtains advertising inventory and prominent link buttons on its affiliates' websites. When a viewer on the World Wide Web visits his or her local television website to obtain local information and news, WorldNow thus begins to benefit from advertising and commerce revenue.

      National Content

      WorldNow will aggregate and license national content for its website, which enables local television affiliates to give their website visitors more varied offerings than they can present on their own. WorldNow obtains this national content primarily through relationships and partnerships with prominent content providers. For example, WorldNow has entered into or is finalizing agreements with CD Universe, BooksNow, ClassiFind, Vicinity Corp. and FestivalFinder, leading providers of content. These relationships enable WorldNow to offer national content while avoiding the cost of producing original editorial content.

      WorldNow will continue to add relationships with content providers in a variety of interest areas that WorldNow believes will offer desirable advertising opportunities. This relevant national content is effectively merged with the local content provided by WorldNow's local television affiliates.

      Television Stations

      Local television stations are attracted to and benefit from the network of station websites being created by WorldNow (the "WorldNow Affiliate Network") for many reasons, including:

    - Membership in the WorldNow Affiliate Network provides new and incremental revenue opportunities for local television stations.

    - WorldNow offers a turnkey national/local website business strategy. WorldNow designs and hosts the local television websites on its state-of-the art, highly redundant, 7x24 maintained computer backbone. This enables local television stations to have a sophisticated web presence, without the cost, maintenance and hassle associated with maintaining and updating a content-based website.

    - WorldNow trains television sales employees in Internet advertising sales techniques at its training center in Salt Lake City, Utah. The training program was developed by experts from the online, broadcast, newspaper, cable and direct marketing fields.

    - Local television station websites, using the sophisticated technology offered by WorldNow's computers, servers, routers and multi-homed and multi-ported telecom and Internet uplinks, as well as its proprietary software and delivery systems, can offer constantly changing local content and virtually unlimited local advertising opportunities.

    - Local   television   stations  can   tap  sources  of  revenue  that  have
      traditionally been the exclusive domain of other media, such as newspaper, magazines and yellow pages.

    - In most cases, stations keep 100% of the revenue from local advertising. If the affiliate opts for WorldNow to produce online advertisements, then WorldNow receives, as compensation, 10% of the local sales revenue. Salespersons receive template choices for their advertisers to choose from, and WorldNow's creative staff will produce and upload all advertiser advertisements so that the station has no need to hire extra staff.

    - Stations receive around-the-clock technical support. WorldNow offers high quality designers and software experts to perform re-designs or any type of Internet site development a station may request. WorldNow can work with all forms of photographs, in addition to streaming video, delivering audio and even simulcasting news and other programs online.

    - WorldNow's business model does not de-focus the local stations' staff. Existing staff can continue to focus on growing station revenue and ratings.

The Revenue Model

      The WorldNow Affiliate Network is unique in its ability to generate revenues for both WorldNow and its television affiliates. Affiliate television station sales forces, using WorldNow's sophisticated web hosting services, have additional opportunities to sell promotional advertising to existing and new clients. The method of delivery of WorldNow promotional advertising creates conversion opportunities for television stations. Television salespersons can sell compelling, interactive, informative Internet advertising to movie theaters, retailers, restaurants, and other localized businesses who have traditionally not been able to afford television advertising.

      This new stream of revenue for television stations creates an even stronger incentive for the stations to drive viewers to their website through television commercials and other promotions. As traffic is directed to the website to obtain local content, such as breaking local news stories, high school, college or professional sports, weather, etc., advertising revenues from both local and national advertisers increase.

      The standard affiliation agreement provides that local advertising revenues are kept by the local stations, and national advertising revenues are retained by WorldNow. Stations will generate revenue from the local inventory on their sites, but most of their revenue will come from the large amount of reserved inventory on the WorldNow site. In certain cases, revenue and cost-sharing agreements have been signed with stations. In all cases, revenues generated from commerce (the purchase of merchandise online) from visitors to the site will be shared.

      Television Promotion of Traffic

      Each affiliate is contractually committed to advertise its own website and the unique content and features of the WorldNow site (which resides immediately behind the local television station's website, and is connected by a prominent "link" button entitled "Main Menu"), in on-the-air television commercials and spots ranging from 30-second and 15-second advertisements to shorter spots, creeps and crawls.

      At minimal cost to WorldNow, its site is being promoted daily on television to millions of viewers. Few other websites will have such unique and widespread marketing support. Other websites do not typically receive free television advertising in every major Nielsen Rating Services markets, or DMAs. The WorldNow strategy is to work toward this goal by creating the WorldNow Online Network. Most other major websites must pay or invest in print and other offline media in order to promote their brand and create greater demand for their online properties.

      Targeted Advertising

      Advertisers are offered general or targeted advertising opportunities. As television affiliates develop localized content to accompany WorldNow's national content, and as the number of television affiliates increases, advertisers can direct advertising to targeted customers by appropriate placement and delivery throughout the WorldNow website. Moreover, advertising can be targeted geographically, or by subject matter, or both.

      Advertisers can purchase advertising on home or directory pages, or on pages in a specific category. For example, a national car manufacturer and a local car dealer alike can target advertisements to people who click on the "Automotive" button on the WorldNow site, and major motion picture production studios as well as local theaters can advertise on "Entertainment" or "Film and Video" pages. WorldNow's unique co-branding relationship with its affiliates permits local advertisers to reach local customers, and national advertisers to reach customers nationwide. Such targeted impressions command higher CPMs (cost per thousand impressions) than generalized advertisements.

      WorldNow's advertising delivery consists of banner advertisements that appear on pages throughout the website, as well as larger "category-specific feature ads" that contain text regarding the product, in addition to streaming audio and video capabilities. These ads become part of the "content." Hypertext links are embedded in advertisements to enable access to the advertiser's website. This enables visitors to obtain additional information and even purchase goods and services from advertisers. When such traffic originates on the WorldNow website, WorldNow and the local television affiliate obtain advertising revenue and a percentage of online sales.

      Additionally, advertisers on the WorldNow website are offered reports that assist in measuring the penetration and effectiveness of the advertisements. Rather than projecting impressions from sample data, advertisers can now obtain detailed reports of impressions, as well as geodemographic information about the impressions. This "scientific" measurement of penetration assists advertisers in better targeting their advertising, thereby improving response rates. It also enables WorldNow to implement a CPM pricing model which is attractive to advertisers.

      Commerce

      Some of the most successful sites on the Web commingle commerce and content. WorldNow provides both advertisers (local and national) and direct marketers with opportunities to sell goods and services over the Internet. WorldNow's Microsoft Merchant Server enables WorldNow to take, process and fulfill commerce on its site. WorldNow is negotiating revenue sharing agreements with cataloguers, direct marketers and others offering commerce on the WorldNow site.

      Although WorldNow does not anticipate significant revenue from Internet commerce during the next fiscal year, research suggests that commerce on the
Internet will increase. When and if cyber-commerce grows, WorldNow is well-positioned to take advantage of the opportunities such a trend will represent.

The Technology

      The Company's computer facility in Salt Lake City features

          - Systemwide redundancy
          - 4 Hewlett-Packard 9000 Mainframes, Dual Pentium Pro Windows NT
          - 480 GIG Storage Array
          - 7010 and 7513 Cisco  Routers,  100 Mb Switched  Ethernet and ATM LAN
          - 2 Dedicated  News Servers
          - 10 GIG  Systemwide  RAM
          - Internal 155 MBPs ATM  backbone at OC3 speeds
          - 2 Fractional  DS3s for  virtually unlimited bandwidth
          - Microsoft  Site  Server  and  Merchant  Server
          - VIVOActive  (streaming  video)
          - RealAudio  software  (streaming  audio)
          - Internet Relay Chat
          - CU-SeeMe software (videoconferencing)

      This technology backbone will enable WorldNow to host and maintain the websites of television affiliates in every market in America, host massive e-mail services, offer sophisticated and compelling delivery options for promotional advertising and content, and generate related streams of income.

E-Mail

      WorldNow's computer center has brought additional revenue opportunities to the Company. The Company is in the process of negotiating a joint venture agreement with CommTouch, Inc., a leading provider of advanced and family-friendly e-mail software.

      E-Mail has become one of the most used features of the Internet. The average Internet user spends approximately one-third of his/her Internet time using e-mail and checking the inbox. As users of e-mail typically store correspondence, addresses and other information in the e-mail client, users face significant switching costs that inhibit rapid turnover of the e-mail customer base.

      According to Forrester Research, 135 million Americans will use e-mail by the year 2000, with an equal number of users abroad. Market leaders in the entertainment industries have realized the revenue potential of branding consumer e-mailboxes, and many are rapidly initiating free e-mail services to their existing customer base. It is expected that branded e-mail and direct Internet marketing channels will reach an increasingly larger audience each year.

      Providers  of  e-mailboxes  can realize  significant  strategic  benefits, including controlling a direct marketing vehicle to millions of users, drastically reducing direct mail expenses, extending brand awareness, acquiring a consumer database via the subscriber registration process, and generating incremental revenues from advertisements on the e-mail service.

      Pursuant to the proposed joint venture agreement with CommTouch, WorldNow will host CommTouch's e-mail service on its computers and servers in Salt Lake City. The joint venture will offer the award-winning Pronto e-mail package to major companies at no charge on the condition that advertising will be permitted in the e-mail package. The OEM can then brand the e-mail and give it away to subscribers or customers. This free, Internet-based e-mail permits "permanent e-mail addresses" across a variety of platforms and Internet services. Most importantly, it provides opportunities for advertisers to reach highly targeted audiences.

      CommTouch is currently in negotiations with several large consumer and entertainment companies with respect to the free e-mail package. The proposed joint venture agreement is expected to provide that in return for hosting the e-mail service and providing technical support and maintenance, WorldNow will receive 50% of the net profits generated from advertising on the free e-mail service.

      Additionally, the joint venture will offer certain e-mail services to the Company's television station affiliates. As part of the WorldNow Online Network, television stations will be able to offer e-mail to viewers in the local DMA. Users of such e-mail become highly targetable customers for advertisers and merchants.

Direct Internet Connections

      The Company, through its subsidiary Sisna, is selling "direct connections" to the Internet to businesses and office buildings throughout the Western United States. Direct connections, as opposed to "dial-up" access to the Internet, enable users to gain instant and continuous access to the Internet. As more and more businesses and entities embrace the communication and business capabilities of the Internet, the convenience and ubiquity of direct connections will become increasingly attractive. Sisna, which also operates as a dial-up Internet Service Provider ("ISP"), is actively exploiting this trend.

                              TARGETED MARKETING

      The Company's roots are in its innovative and sophisticated targeted marketing business. Prior to implementing an Internet model for bringing advertisers together with targeted customers, the Company developed a direct mail model and demographic database that continues to be profitable.

      The expected that U.S. companies will spend over $57 billion on direct mail in 1997. Though direct mail is occasionally referred to as "junk" mail, it is one of the most measurable and predictable direct response vehicles available today for advertisers and marketers. Advertisers seek to increase the effectiveness of advertising by directing the advertising to persons who are most likely to be purchasers of the product or service advertised. With direct mail, advertising can be delivered directly in the homes of persons identified as likely purchasers.

      Through its subsidiary, DataMark Systems, Inc. ("DMS"), the Company provides highly targeted business to consumer advertising through direct mail. DMS is a recognized leader for its target industries in direct response advertising via direct mail. DMS currently services some 1,200 businesses throughout the U.S. and is currently considering expanding into Canada. DMS is a leading direct mail provider in private for-profit and nonprofit education, and is expanding into other industries.

      DMS is a full-service direct response advertising company that provides turn-key solutions for advertisers. These services include strategy development, creative design, targeting the consumer or business, identifying the "offer", segmentation research, geodemographic target utilization, list research, printing, mail house facilities, fulfillment, and back-end analysis. DMS has developed direct response strategies and products that are leading edge and incorporate the most sophisticated geodemographic and targeting available. Strategies and methodologies have been formulated, and are being implemented, to ensure that DMS will continue to be a national leader.

      The Company has announced several new products and services this year, including the "Recruitment Management System" marketing system and a Private Postsecondary High School Consulting and Recruitment System. Both are receiving rapid acceptance in the marketplace.

      With the advent of online services, DMS immediately began to research and develop how online services/Internet could support the continued growth of direct mail. Online and offline direct response advertising companies are finding the information gained about consumers while they are online improves mailing lists. This is causing an even greater boost in direct mail revenues now, and should continue in the future.

      As postage is the single largest cost factor in direct mail, DMS has researched and developed direct response products that can be delivered via e-mail and other "download" or "push" technologies. These direct response products are incorporated in the following DMS online strategies:

    - Free web-based and PC-based e-mail for all college students throughout the United States starting with the high-tech private proprietary for-profit colleges, including their students, prospective students, and graduates. This market can give the Company exposure to millions of existing and potential highly targeted consumers who use e-mail.

    - Using online "push" and "download" technology to deliver "standard" direct mail creative materials to targeted consumers and businesses.

    - Establishing   advertising   agreements   with  web  sites   that  already
      incorporate "download" and "push" technology to deliver "standard" direct mail creative materials to properly-targeted audience.

      Advertisers spend as much as $3,000 to $4,000 cumulatively per year per targeted individual through direct mail. E-mail is the foundation of online services and the Internet. DMS's projections indicate that a targeted consumer through e-mail could be worth up to $120 in "direct mail e-mail" revenue per year. Predictions are that this revenue figure will grow substantially beyond that in the future. Consequently, the Company is implementing its strategy to obtain large numbers of e-mail users. This could provide an opportunity for DMS for both revenue and market visibility for the Company.

      Through its direct response direct mail and online strategies, the Company is positioned to realize substantial revenue growth. DMS's offline and online strategies are leading edge. They position DMS as a national leader in the direct mail industry and in the online advertising industry, as current and future DMS strategies are implemented.


                                 COMPETITION

          The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for Web-based advertising, to the extent it continues to develop, to be intensely competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments.

      The Company competes with many other providers of online national and local content, advertising and commerce. Many companies offer competitive websites with local information, including, among others, Sidewalk, CitySearch, AtHand, Digital Cities, Planet Direct and America Online ("AOL"). In addition, the Company competes with a large number of Web sites and online services (including, among others, the Microsoft Network, AOL, and other Web navigation companies such as Excite, Lycos and Infoseek) that offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages and e-mail listings, weather, news, chat services and bulletin board listings, that are competitive with the services offered by the Company. Several companies, including Microsoft and AOL and their affiliates, also are developing or currently offer online information services for local markets, which compete with the Company's local television station affiliate websites.

      Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. In addition, providers of content and advertising on the Internet may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or Netscape.

      In the future, the Company expects to face competition in the various demographic and geographic markets addressed by the national network model employed by WorldNow. This competition may include companies that are larger and better capitalized than the Company and that have expertise and established brand recognition in these markets. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships.

      The Company also competes with online services and other Web site operators, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

      The Company believes that the principal competitive factors in its markets are brand recognition, ease of use, comprehensiveness, independence, and the availability of targeted content and focused value added products and services. Competition among current and future suppliers of Internet informational services, high-traffic Web sites, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

                              PROPRIETARY RIGHTS

      The Company regards its patents, copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States, and has applied for the registration of a number of its trademarks, including "WorldNow" and "WorldNow Online Network." Substantially all national content appearing in the Company's online properties is licensed from third parties under short-term agreements.

                                  EMPLOYEES

      As of June 30, 1997, the Company had 114 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.




                             SEGMENT INFORMATION

      Information on the Company's operating segments can be found in Part II of this report, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and at Note 11 to the Financial Statements.


                                 RISK FACTORS

    In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES

    The Company's website has only been online since June 1997, and did not commence generating advertising revenues until August 1997. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to sign affiliation agreements with local television stations, the failure to continue to develop and extend the "WorldNow" brand, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on the WorldNow website, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. As of June 30, 1997, the Company had an accumulated deficit of $12,889,139. For the year ended June 30, 1997, the Company incurred a loss of $9,340,816. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.


FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives substantially all of its revenues from its targeted marketing (direct mail) subsidiary. Although the Company expects that advertising revenue on its website will eventually be greater than revenue from direct mail, there can be no assurance in this regard. Moreover, the sale of advertisements on the Web is an emerging market that is difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results will depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the failure of television stations to sign on as part of the WorldNow Online Network, or the cancellation or deferral of a even a small number of advertising contracts, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. The Company has high fixed costs and expenses relating to the development of the Website. To the extent that such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for
Internet advertising, seasonal trends in Internet usage and advertising placements, the addition or loss of television station affiliates, advertisers, the level of user traffic on the Company's website, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, technical difficulties with respect to the use of the Company's website or other media properties developed by the Company, incurrence of costs relating to acquisitions, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also expects to experience seasonality in its business, with user traffic on the Company's website being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

    Due to all of the foregoing factors, in future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET

    The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on the Company's website and the websites of its television station affiliates. Rapid growth in the use of and interest in the Internet and the Web is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online media properties. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results and financial condition would be materially and adversely affected.

DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS AND BUSINESS STRATEGY

    The markets for the Company's products and media properties have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed information navigation products and services for use on the Internet and the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for advertising on the Internet is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance either that the market for advertising on the Internet will develop or that demand for WorldNow's content and promotional advertising will emerge or become sustainable. The Company's ability to successfully sign additional affiliation agreements with local television stations and to sell advertising on its co-branded websites depends substantially on use of the WorldNow website. If use of the Company's website fails to continue to grow, the Company's ability to sign additional stations and sell advertising would be materially and adversely affected. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's website does not achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

    The Company believes that establishing and maintaining the "WorldNow" brand is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "WorldNow" brand will depend largely on the Company's success in providing high quality products and services, which cannot be assured. If consumers do not perceive the Company's existing website to be of high quality, or if the Company introduces new features and services or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brand, and will risk diluting its brand and decreasing the attractiveness of its audiences to advertisers. Furthermore, in order to attract and retain Internet users and to promote and maintain the "WorldNow" brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among its local television station affiliates and among consumers. If the Company is unable to provide high quality features and services or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its features and services or promote and maintain its brand, the Company's business, operating results and financial condition will be materially and adversely affected.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

    The Company anticipates deriving a substantial part of its revenues from the sale of advertisements on its Web pages under short-term contracts, and expects to continue to do so for the foreseeable future. Most of the Company's advertising customers will likely have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web- based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. The Company also recently completed the transition from a third-party advertising sales agent to internal advertising sales personnel, which involves additional risks and uncertainties, including (among others) risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to so will have a material adverse effect on the Company's business, operating results and financial position.

    In addition, there is intense competition in the sale of advertising on the Internet, including competition from other Internet navigational tools as well as other high-traffic sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future suppliers of Internet navigational services or Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. There also can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on the Company's website, the Company's online media properties, or that such measurements will not contain errors.

SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

    The Company depends substantially upon third parties for several critical elements of its business including, among others, local television station affiliates, telecommunications, technology and infrastructure, development of targeted content for local websites, distribution activities and advertising sales.

TECHNOLOGY AND INFRASTRUCTURE

    The Company depends substantially upon its own computer equipment and its maintenance and technical support to ensure accurate and rapid presentation of content and advertising to the Company's customers. Any failure by the Company to effectively maintain such equipment and provide such information could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any termination of telecom agreements with Sprint, or Sprint's failure to the Company's agreement upon expiration could result in substantial additional costs to the Company in developing or licensing replacement telecom capacity, and could result in a loss of levels of use of the Company's navigational services.

CONTENT PROVIDERS AND DEVELOPMENT

    A key element of the Company's strategy involves the implementation of WorldNow branded content targeted for interest areas, demographic groups and geographic areas. In these efforts, the Company has relied and will continue to rely substantially on its content providers, as well as the content development and localization efforts of its television station affiliates. The Company expects to rely exclusively upon its local television station affiliates to localize, maintain and promote their websites as well as WorldNow's website and to sell advertising in local markets. There can be no assurance that the Company's current or future content providers will continue to provide interesting and useful information, or that the Company's affiliates will effectively gather and aggregate local content. Any failure of these parties to perform under their contracts or to deliver content could have a material adverse effect on the Company's business, results of operations and financial condition.

AFFILIATE ADVERTISING SALES AGENTS

    Although the Company has established an internal sales force for national accounts, the Company will rely on its local television station affiliates for the sale of a substantial amount of advertising. There can be no assurance that the Company's or its affiliates' advertising representatives will achieve the Company's advertising sales objectives, or that such advertising sales will be sufficient to offset advertising revenue guarantees that the Company may make to its affiliates. Because advertising sales have constituted and are expected to continue to constitute substantially all of the Company's revenues from its Internet business, any failure of the Company's or its affiliates' sales representatives to achieve successful advertising sales could have a material adverse effect on the Company's business, operating results and financial condition.

ENHANCEMENT OF THE COMPANY'S MAIN SITE

    To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, features and content of the Company's main site. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as greater levels of user personalization, localized content filter and information delivery through "push" methods, which will involve the development of increasingly complex technologies.

    Furthermore, enhancements of or improvements to the Company's website may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. Any failure of the Company to effectively improve its website, or failure to achieve market acceptance, could adversely affect the Company's business, results of operations and financial condition.

TECHNOLOGICAL CHANGE

    The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Company's website in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of new Web functionality through developments such as the Java programming language and increasingly personalized information filtering and delivery could require fundamental changes in the Company's services and could fundamentally affect the nature, viability and measurability of Web-based advertising, which could adversely affect the Company's business, operating results and financial condition.

MANAGEMENT OF POTENTIAL GROWTH

    The process of managing advertising within large, potentially high traffic Web sites such as the Company's website will become an increasingly important and complex task. To the extent that any extended failure of the Company's advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues and thereby have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and media properties. Any inability to effectively manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

    A key element of the Company's strategy is to generate a high volume of use of its website. Accordingly, the performance of the Company's technology is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and to achieve market acceptance of these products and media properties. Any system failure that causes interruption or an increase in response time of the Company's website could result in less traffic to the Company's website and, if sustained or repeated, could reduce the attractiveness of the Company's website to advertisers. An increase in the volume of traffic to the Company's website could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertising and thus the Company's advertising revenues. In addition, as the number of affiliated Web pages and users increase, there can be no assurance that the Company's infrastructure will be able to scale accordingly. The Company also faces technical challenges associated with higher levels of personalization and localization of content delivered to users of its services, which adds strain to the Company's development and operational resources. The Company is also dependent upon its own technology and link to the Internet. Any disruption in Internet access or any failure of the Company's technology to handle higher volumes of user traffic could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver the Company's products and services.

    The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's website and those of its affiliates, which could have a material adverse effect on the Company's business, operating results and financial condition.

INTEGRATION OF POTENTIAL ACQUISITIONS

    During fiscal 1997, the Company acquired SISNA, and evaluated several other potential acquisitions. As part of its business strategy, the Company expects to enter into further business combinations and/or make significant investments in, complementary companies, products or technologies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, the difficulties of integrating personnel of acquired entities, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

TRADEMARKS AND PROPRIETARY RIGHTS

    The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States, and has applied for the registration of certain of its trademarks, including "WorldNow" and "WorldNow Online." There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

    The Company anticipates that it may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals who only recently joined the Company. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

    The  Company's  future  success  also depends on its  continuing  ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the Company may be subject to the provisions of the Communications Decency Act (the "CDA"). Although the constitutionality of the CDA, the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined, it is possible that the CDA could expose the Company to substantial liability. The CDA could also dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. A number of other countries also have enacted or may enact laws that regulate Internet content. The adoption of such laws or regulations may decrease the growth of the

Internet, which could in turn decrease the demand for the Company's products and media properties. Such laws and regulations also could increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, defamation, obscenity and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results and financial condition.

LIABILITY FOR INFORMATION SERVICES

    Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed against online services in the past. In addition, the Company could be exposed to liability with respect to the listings that may be accessible through the Company's website, or through content and materials that may be posted by users in classifieds, bulletin board and chat room services offered by the Company. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Also, to the extent that the Company provides users with information relating to purchases of goods and services, the Company or its operating subsidiaries could face claims relating to injuries or other damages arising from such goods and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.


CONCENTRATION OF STOCK OWNERSHIP

    As of June 30, 1997, the present directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially owned approximately 64% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders and their respective affiliates collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

    The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new affiliations and services by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

    The Board of Directors has the authority to issue up to 2,500,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock.

RISKS OF DIRECT MAIL ADVERTISING

    Competition. The Company competes for direct mail business with other full service direct mail concerns, printing and mailing houses, list suppliers and advertising agencies in general. The Company's direct mail advertising competes with all other advertising media. Certain of the Company's competitors or potential competitors have significantly greater financial management, technical and marketing resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

    Postage and Materials Costs. A significant expense in any direct mail campaign is the cost of postage. Paper, printing and other materials costs are also significant direct mail expenses. Although the Company believes it can pass future increases in postage and other costs through to its customers without significant effect on demand, there is no assurance that it will be able to do so. Changes in the costs of any of these items may disproportionately affect direct mail and its competitive media, limiting the Company's ability to increase its prices.

    Dependence on Proprietary School Business. The Company has historically derived a significant part of its revenues from sales to proprietary schools. The loss of certain key customers, or a general decline in the appeal of direct mail advertising to proprietary schools could have a material adverse effect on the Company's business and results of operations. The government student loan programs which many proprietary schools rely on to finance tuition may be restricted or curtailed, adversely affecting the viability of such schools.


              DIRECTORS AND EXCUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

      The Company's executive officers and directors are as follows:

                      Name          Age            Position
                      ----          ---            --------
                James A. Egide*     63    Director and Chairman
                Stanton D. Jones    39    Director and President
                Mitchell L. Edwards 38    Director, Executive Vice
                                            President and Secretary
                J. Henry Smith      34    Director, Chief Technical Officer
                                            of WorldNow Online Network, Inc.
                C. Scott Stone*     35    Director
                Kenneth M. Woolley* 51    Director
                James A. Kizer      38    Senior Vice President and Chief
                                            Operating Officer of WorldNow
                                            Online Network, Inc.
                Michael D. Bard     50    Chief Financial Officer
                Chad L. Evans       44    Chief Executive Officer of
                                            DataMark Systems, Inc.
                Arthur E. Benjamin  50    President of DataMark Systems,
                                            Inc.

            *Serves on compensation and audit committees.

James A. Egide:  Director and Chairman

     Mr. Egide was appointed as a Director of the Company in January 1995 and Chairman in September 1997. Since 1990, Mr. Egide has primarily been involved in managing his personal investments, including multiple international and national business enterprises. In 1978 he co-founded Carme, a public company, and served as CEO and Chairman of the Board until 1989 when it was sold. From 1976 until 1980, Mr. Egide's primary occupation was President and Director of Five Star Industries, Inc., a California corporation which was a general contractor and real estate developer. His principal responsibilities were land acquisition, lease negotiations and financing.


Stanton D. Jones:  Director and President

     Mr. Jones joined the Company in 1996. Mr. Jones was Vice President and General Sales Manager of KSTU-TV, a television station in Salt Lake City owned and operated by Fox Television Stations, Inc. from 1993 to 1996. Prior to joining Fox, Mr. Jones was Vice-President, National Sales Manager for the Katz Media Group where he was responsible for their west coast operations including 25 television stations and 6 media sales offices. Mr. Jones held various management and sales positions for Katz in Los Angeles, San Francisco and New York City from 1981 to 1993. Prior to joining Katz, Mr. Jones was an account executive in New York City for PGW, a national TV representative firm. Mr. Jones holds a bachelors degree in communications with an emphasis in media sales management from BYU.


Mitchell L. Edwards:  Director and Executive Vice President

     Mr. Edwards has been Executive Vice President of the Company since June 1997. From 1995 until joining the Company, Mr. Edwards was Managing Director of Law and Business Counsellors, a mergers & acquisitions and corporate finance consulting firm with offices in California and Utah, and prior to that was a Partner in the law firm of Brobeck, Phleger & Harrison in Los Angeles, the largest law firm in the country focusing on high technology and emerging companies. Mr. Edwards' practice for over 10 years has specialized in mergers & acquisitions, corporate finance, public offerings, venture capital and other transactions for emerging and high technology companies throughout the country. Mr. Edwards received a J.D. from Stanford Law School, a B.A/M.A. in International Business Law from Oxford University (Marshall Scholar), and a B.A. in Economics from Brigham Young University (Valedictorian). He has also worked at the White House and at the United States Supreme Court.


J. Henry Smith: Director and Chief Technical Officer of WorldNow Online Network, Inc.

     Mr. Smith has over 15 years of computer industry experience in management capacity including high level online technology development. He was the founder of A&S Technologies/SISNA, Inc. in 1991. He led this company from startup to becoming a significant national Internet Service Provider. This company became a subsidiary of DataMark Holding in January 1997. Prior to A&S Technologies, Inc., Mr. Smith performed all engineering functions for ValCom of Salt Lake City. During his ten year stay with ValCom, Mr. Smith attained the coveted Circle of Excellence award every year. Mr. Smith also engineered solutions for Hercules, Inc., Intermountain Health Care, and various other leading organizations. Mr. Smith graduated from the University of Utah with a degree in engineering and has completed eight years of graduate work.


C. Scott Stone:  Director

     Mr. Stone has been a director of the Company since March 1, 1996. Since February 1995, Mr. Stone has been Director of Business Operations for the West Tennessee District of Bellsouth Mobility, a cellular telephone company. From 1992 until 1995 Mr. Stone was Regional Manager of Business Operations for

Bellsouth Cellular - American Cellular Communications. During 1992, Mr. Stone was College Director and Controller for Collegiate Systems, an operator of four proprietary colleges. From 1990 to 1992, he was a Senior Internal Auditor with Cooper Industries, a global manufacturing concern. Earlier positions include senior acquisition accountant with Phillips Colleges, Inc. and senior auditor with KPMG Peat Marwick. Mr. Stone obtained his Master of Professional Accountancy and Bachelors of Science - Accounting degrees from the University of Southern Mississippi. Mr. Stone is a certified public accountant.


Kenneth M. Woolley: Director

     Mr. Woolley has been a founder and director of several companies. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, the leading manufacturer of fax/modems for laptop and notebook computers until February 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June 1993 Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Cirque Corporation. Mr. Woolley also serves as an associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and Ph.D. in Business Administration from the Stanford University Graduate School of Business. Mr. Woolley is available to the Company on a part-time, as needed basis.


James A. Kizer: Senior Vice President and Chief Operating Officer of WorldNow Online Network, Inc.

      Prior to joining the Company in 1997, Mr. Kizer began his career in broadcasting in 1982 as an Account Executive at WEZV-FM in Fort Wayne, Indiana. In September 1983, he moved to WCBD-TV in Charleston, South Carolina as an Account Executive. In February 1986, he was appointed Director of Programming and Promotion for WCBD. He joined Federal Broadcasting Company as an Account Executive at WWJ-AM/WJOI-FM in Detroit, Michigan in February 1987. Subsequent to Federal's acquisitions of its first two television stations, he was appointed Vice President/General Manager of WLUC-TV in Marquette, Michigan in January 1988. In January 1993, he was named Vice President/General Manager of WSTM-TV in Syracuse, New York. He was appointed to Executive Vice President and Chief Operating Officer of Federal Broadcasting in April 1994. Mr. Kizer received his Bachelor of Arts degree from the University of Florida in 1982.


Michael D. Bard:  Chief Financial Officer

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

Chad L. Evans:  Chief Executive Officer of DataMark Systems, Inc.

     Mr. Evans is Chief Executive Officer and Chairman of the Board of DataMark Systems, Inc. which is the predecessor of DataMark Holding, Inc. He was instrumental in the start-up, operation and growth of DataMark Holding's subsidiaries DataMark Systems, Inc. and DataMark Printing, Inc. Mr. Evans has extensive experience and knowledge in direct response advertising strategies and methodologies on a local, regional and national basis. These strategies have bee incorporated in thousands of successful direct response advertising campaigns throughout the country. Mr. Evans served as an officer and director of several other successful firms. These include U.S. corporations and joint ventures with large international companies. He served as Chief Executive Officer of

Mountainwest Technology, Inc. and its subsidiary Mountainwest Junior College and directed its very successful growth and profitable sale. He currently serves as a Director for Utah Industries for the Blind.

Arthur E. Benjamin:  President of DataMark Systems, Inc.

      Mr.  Benjamin  has 25  years  in  marketing  and  sales  and 12  years  in proprietary school marketing and operations. He has held executive positions with Group W, CBS, Admarketing (a national media buying service), Connecticut Public Broadcasting, Computer Processing Institute (a group of four proprietary schools), and Advantage Media and Marketing (a consumer ad agency). He has overseen numerous public relations campaigns and designed and published a regional magazine. Prior to joining the Company in January 1995 as a full time employee, Mr. Benjamin had been President of Watterson College since 1994, in addition to serving as CEO of MCS Technologies, Inc., a company engaged in vocational training since 1993, and Senior Vice President/Marketing of Rhodes Group, a company engaged in vocational training since 1989, President, Marketing By Design (a national marketing agency) since 1981, and Travel By Design (a national travel agency) since 1992. He is a graduate of Clark University, the Burklyn Business School and the Career College Association leadership conference.


Significant Employees


Sven H. Bensen:  National Sales Director of DataMark Systems, Inc.

     Mr. Bensen has been the National Sales Director for DataMark Systems, Inc. since 1993 and was appointed as a Director of DataMark Systems, Inc. on January 11, 1995. He has been with DataMark since its founding and is a key player in its success. In more than ten years as President of three successful Idaho businesses Mr. Bensen acquired a diverse understanding of business and sales. When he first moved to Utah he was the top producing sales executive for the largest used car dealership in the Western United States. Mr. Bensen was educated at Ricks Junior College in Eastern Idaho, and Utah State University, in Logan, Utah.

Thomas L. Dearden:  Director of Operations of DataMark Systems, Inc.

      Mr. Dearden received his Bachelors degree (BFA) from the University of Utah in Graphic Design and Advertising. He has been with DataMark Systems, Inc. since 1989. Previously he served as art director and advertising manager for a publisher and also owned and operated a small advertising agency. His expertise includes virtually all aspects of advertising from print production to state of the art creative. Throughout his career he has been responsible for literally millions of pieces of direct mail. He has designed advertising campaigns for all kinds of clients including hundreds of private educational institutions across the nation. He has also designed campaigns for the medical, insurance, finance and real estate fields as well as work for charitable organizations.

Richard A. Bentz:  Market  Research  Director  for  WorldNow  Online  Network,
Inc.

     Mr. Bentz has been with the Company since 1990. Mr. Bentz has served as National director of Market Research for Mrs. Fields Cookies, Executive Director of Market Research for RETECH (with clients such as Kentucky Fried Chicken - Canada and Winchells Doughnuts -U.S.) and President of GEOSTATE, a national marketing research firm. He has extensive knowledge and background in sophisticated marketing database systems. His methodologies include the use of demographic and lifestyle segmentation systems for site evaluation, customer / product profiles and direct mail targeting. Mr. Bentz holds a Bachelor of Science degree in Business Marketing from the University of Utah.

William T. Perry: Senior Vice President/Affiliate Operations of WorldNow Online Network, Inc.

      Mr. Perry has served as Senior Vice President/Affliate Operations of WorldNow Online Network, Inc. since joining the Company in April 1997. In 1982,

Mr. Perry joined WDAM-TV and held many positions including Production Assistant, Creative Director, Promotion Director, Corporate Creative Director/Director of Creative Services and Marketing Development Director. In 1987, he joined Adcable Incorporated as their Operations Manager and was responsible for the management of 13 cable markets throughout Mississippi and Louisiana. From 1988 to 1992, he was Marketing Director of Gannett Corporation, and in 1992, he joined Federal Broadcasting Company as Vice President Director of Sales and Marketing. By 1995, he was serving as Vice President General Manager and was responsible for increasing the operating income by 44%. Mr. Perry received his Bachelor of Science degree in Radio/Television/Film at the University of Southern Mississippi.


John Rossi: Senior Vice President and Director of Sales of WorldNow Online Network, Inc.

     Mr. Rossi has served as Senior Vice President and Director of Sales of WorldNow Online Network, Inc. since joining the Company in March 1997. Prior to joining the Company, Mr. Rossi held positions as Director of Research for Katz Communications, Account Executive for HR Television, PGW, Katz Sport and Katz American, as well as Vice President and Sales Manager for two different Katz American sales teams in New York. In 1991, Mr. Rossi became the National Sales Manager then the Local Sales Manager for WTAE-TV, the Hearst Broadcasting ABC affiliate. In January 1994, he joined Sinclair Broadcasting as Director of Sales for their LMA in Pittsburgh, WPGH-TV and WPTT-TV (the Fox and UPN affiliates). Mr. Rossi was promoted to Station Manager in July 1996. Mr. Rossi received his degree in Business Administration from Bernard M. Baruch College in New York City.


      Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: Stanton Jones, Arthur Benjamin and Henry Smith were late in filing their Form 5's which were due within 45 days of the fiscal year end.

ITEM 2.     PROPERTIES
------      ----------

      The Company is leasing from third parties modern office space in Murray, Utah, a suburb of Salt Lake City, Utah, Irvine, California, Liberty, Missouri, Overland Park, Kansas, and New York City, New York. These offices include a software development lab and general offices. In August 1996, the Company moved its offices to 12,000 square feet of modern office space in Murray, Utah. In May 1997, the Company acquired 11,000 square feet of additional modern office space in a neighboring building in Murray. During the past twelve months the Company also acquired modern office spaces, which are used as sales offices in Irvine, California, Liberty, Missouri, Overland Park, Kansas, and New York City, New York. All facilities are leased from third parties. The new offices are being leased under three to five year arrangements. Some leases contain options to renew. The computer equipment and software development facilities remain in the previous location. The Company also leases space in suburban Salt Lake City, Utah for its printing plant. These facilities are believed adequate for the Company's current needs. The current total monthly rental for all facilities is $47,776. Some of the leases are subject to annual increases for inflation adjustments.

ITEM 3.     LEGAL PROCEEDINGS
------      -----------------

      The Company is not a party to any legal proceedings which, in its belief, could have a material adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------      ---------------------------------------------------

      No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                     PART II

ITEM 5.     MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS
------      --------------------------------------------------------

      On February 5, 1997, the Company's Common Stock began trading on the NASDAQ National Market. Commencing in January 1995 and until the stock was listed on the NASDAQ National Market, the Company's Common Stock was quoted on the OTC Bulletin Board. During 1993 and 1994, there was no public market for the securities of the Company's predecessor, and the Company is not aware of any quotations for its securities during this period. In prior years, securities of the Company's predecessor, Exchequer, were traded in the over-the-counter market, and some sporadic unsolicited trading may have continued.

      The following table reflects the high and low bid quotations reported by the NASDAQ National Market or by the OTC Bulletin Board, as appropriate, for the periods indicated. The quotes represent interdealer quotations, do not include mark-up, mark-down or commissions and may not reflect actual transactions.

                                                High           Low
           Fiscal Year Ended June 30, 1997      ----           ---
           -------------------------------
           July 1 to September 30, 1996        $16.00         $10.63
           October 1 to December 31, 1996      $14.38         $ 7.00
           January 1 to March 31, 1997         $11.00         $ 6.75
           April 1 to June 30, 1997            $ 7.38         $ 2.75


           Fiscal Year Ended June 30, 1996
           -------------------------------
           July 1 to September 30, 1995        $ 7.75         $ 3.75
           October 1 to December 31, 1995      $ 7.50         $ 7.25
           January 1 to March 31, 1996         $12.50         $ 8.00
           April 1 to June 30, 1996            $21.38         $ 8.00

      On September 22, 1997, the Common Stock was quoted on the NASDAQ National Market at $5.06 bid and $5.06 asked.

As of September 22, 1997, there were approximately 674 holders of record of the Company's Common Stock.

      Dividend Policy

      The  Company  has not paid any cash  dividends  since its  inception.  The
Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

      Changes in Securities

      During the quarter ended June 30, 1997, the Company sold the following securities without registration under the Securities Act of 1933 (the "Act"):

          On May 6, 1997, the Company issued 50,000 shares of its common stock to Arthur E. Benjamin, an employee of the Company, for cash consideration of $0.50 per share. These shares were issued on the exercise of options which had been previously granted to the purchaser. The issuance was an offering to a single sophisticated investor not involving a public offering and was exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6.     SELECTED FINANCIAL DATA
------      -----------------------

The following  Selected  Financial Data should be read in  conjunction  with the
financial   statements  and  notes  thereto  appearing   elsewhere  herein.  The
information has been derived from the Company's audited financial statements.

                                                                       For the Year Ended June 30,
                                                     ------------------------------------------------------------
                                                       1997         1996         1995         1994         1993
                                                       ----         ----         ----         ----         ----
Statement of Operations Data:
Net sales:
     Direct mail marketing......................    $6,448,156   $4,256,887   $3,443,965   $3,017,805   $2,516,022
     Computer online marketing..................       350,654            -            -            -            -
                                                    ----------   ----------   ----------   ----------   ----------
                                                     6,798,810    4,256,887    3,443,965    3,017,805    2,516,022
                                                    ----------   ----------   ----------   ----------   ----------
Cost of  sales:
     Postage....................................     2,419,652    1,580,484    1,360,976    1,133,710      985,599
     Materials and printing.....................     2,133,448    1,310,184    1,035,954      790,744      611,838
     Computer online operations.................       436,306            -            -            -            -
                                                    ----------   ----------   ----------   ----------   ----------
                                                     4,989,406    2,890,668    2,396,930    1,924,454    1,597,437
                                                    ----------   ----------   ----------   ----------   ----------
Gross margin                                         1,809,404    1,366,219    1,047,035    1,093,351      918,585
                                                    ----------   ----------   ----------   ----------   ----------

Operating expenses:
     Research and development...................     6,357,157    1,565,718      560,915       89,250            -
     General and administrative.................     3,026,323    1,094,375      268,765      456,039      362,494
     Selling....................................     2,258,978      700,429      466,181      440,236      459,270
     Compensation expense related to issuance
        of options by principal stockholder.....             -    1,484,375            -            -            -
                                                    ----------   ----------   ----------   ----------   ----------
                                                    11,642,458    4,844,897    1,295,861      985,525      821,764
                                                    ----------   ----------   ----------   ----------   ----------
Other income (expense), net.....................       492,238       45,597      (18,564)     (16,272)     (25,108)
                                                    ----------   ----------   ----------   ----------   -----------
Income (loss) before income taxes...............    (9,340,816)  (3,433,081)    (267,390)      91,554       71,713
Benefit (provision) for income taxes............             -            -        3,120      (28,556)     (18,386)
                                                    ----------   ----------   ----------   ----------   ----------
Net income (loss)...............................   $(9,340,816) $(3,433,081)  $ (264,270)  $   62,998   $   53,327
                                                    ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share..............   $     (1.12) $      (.58)  $     (.06)  $      .01   $      .01
                                                    ==========   ==========   ==========   ==========   ==========
Weighted average common shares outstanding           8,309,467    5,917,491    4,713,028    4,282,299    4,242,026
                                                    ==========   ==========   ==========   ==========   ==========


                                                                                 As of June 30,
                                                     -------------------------------------------------------------
                                                       1997        1996          1995         1994          1993
                                                       ----        ----          ----         ----          ----
Balance Sheet Data:
Working capital                                    $ 3,624,308  $12,774,113   $  794,156   $  350,428   $  224,121
Total assets                                        12,408,877   16,543,253    1,631,445      884,493      759,379
Long-term debt, net of current portion                       -            -       25,332       47,248       56,179
Stockholders' equity                                 9,826,083   15,541,624    1,073,225      476,210      285,703


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------      AND RESULTS OF OPERATIONS
            -----------------------------------------------------------
Overview

The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail business has provided substantially all of its revenues and the Company intends to continue to grow its direct mail marketing business.

In fiscal 1994, the Company began developing its own proprietary advertiser and end-user funded national online network, known as, WorldNow Online (formerly named ValuOne Online). Since fiscal 1994, the Company has devoted significant resources towards the development of WorldNow Online and launched the service in the fourth quarter of fiscal 1997. The Company believes that in the future the revenues of WorldNow Online could surpass those of the direct mail business.

In January 1997, the Company acquired Sisna, Inc. ("Sisna") an Internet service provider headquartered in Salt Lake City, Utah. The acquisition was accounted for as a purchase. The Company agreed to issue up to 325,000 shares (25,000 of which are held in escrow pending the collection of trade accounts receivable) of its common stock to acquire all of the outstanding shares of common stock of Sisna. Sisna's results of operations from the date of acquisition (six months ended June 30, 1997) are included in the accompanying fiscal 1997 statement of operations.

The Company charges fees based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign. The cost of postage is a significant element of any direct mail campaign. Although management believes that a postal rate increase will not have a material long-term effect on demand, there can be no assurance that postal rate increases will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for fiscal years 1997, 1996 and 1995.

                                   1997              1996               1995
                                   ----              ----               ----
Net sales:
     Direct mail marketing         94.8%              100.0%            100.0%
     Computer online marketing      5.2                   -                 -
                                 ------              ------            ------
                                  100.0               100.0             100.0
                                 ------              ------            ------
Cost of sales:
     Postage                       35.6                37.1              39.5
     Materials and printing        31.4                30.8              30.1
     Computer online operations     6.4                   -                 -
                                 ------              ------            ------
                                   73.4                67.9              69.6
                                 ------              ------            ------
Gross margin                       26.6                32.1              30.4
                                 ------              ------            ------
Operating expenses:
     Research and development      93.5                36.8              16.3
     General and administrative    44.5                25.7               7.8
     Selling                       33.2                16.4              13.5
     Compensation expense related
      to issuance of options by
      principal stockholder           -                34.9                 -
                                 ------              ------            ------
                                  171.2               113.8              37.6
                                 ------              ------            ------
Loss from operations             (144.6)              (81.7)             (7.2)
                                 ------              ------            ------
Other income (expense), net         7.2                 1.0              (0.6)
                                 ------              ------            ------
Loss before income taxes         (137.4)              (80.7)             (7.8)
Benefit for income taxes              -                   -               0.1
                                 ------              ------            ------
Net loss                         (137.4)%             (80.7)%           (7.7)%
                                 ======              ======            ======

Fiscal Year Ended June 30, 1997 Compared with Fiscal Year Ended June 30, 1996

Net Sales

Net sales for fiscal 1997 increased by 59.7% to $6,798,810 from $4,256,887 for fiscal 1996. Net sales growth resulted primarily from a 43.3% increase in the number of pieces mailed, to 15,746,251 pieces mailed during fiscal 1997 from 10,991,467 pieces mailed during fiscal 1996. The average price per piece mailed increased 4.5% to $0.438 during fiscal 1997 from $0.419 during fiscal 1996. The acquisition of Sisna in January 1997, resulted in net sales of $341,842 from computer online operations during the six months ended June 30, 1997. Net sales from WorldNow Online during fiscal 1997 were minimal.

Cost of Sales

Postage expense increased 53.1% to $2,419,652 during fiscal 1997 from $1,580,484 during fiscal 1996. The increase was attributable to a higher number of pieces mailed during fiscal 1997 than during fiscal 1996. Postage expense as a percent of direct mail marketing sales was 37.5% during fiscal 1997 as compared to 37.1% during fiscal 1996.

Materials and printing expense increased 62.8% to $2,133,448 during fiscal 1997 from $1,310,184 during fiscal 1996. The increase was attributable to the 43.3% increase in the number of pieces mailed, higher paper costs and the delivery of more material dominant direct mail products during fiscal 1997 than during fiscal 1996. Materials and printing expense as a percentage of direct mail marketing sales increased to 33.1% during fiscal 1997 from 30.8% during fiscal 1996.

Cost of sales for the computer online operations were $436,306. The cost of sales included the write-down of obsolete inventory of $114,000 and an accrual of $140,000 for settlements on supplier contracts.


Operating Expenses

Research and development costs increased 306.0% to $6,357,157 during fiscal 1997 from $1,565,718 during fiscal 1996. Research and development expenses as a percentage of net sales increased to 93.5% during fiscal 1997 from 36.8% during fiscal 1996. In connection with the acquisition of Sisna, the Company allocated the excess of the purchase price over the estimated fair value of acquired assets less liabilities assumed of $1,674,721 to purchased research and development, which was expensed at the date of acquisition. Research and development expenses have increased due to increased levels of activity and personnel associated with WorldNow Online.

General and administrative expense increased 176.5% to $3,026,323 during fiscal 1997 from $1,094,375 during fiscal 1996. General and administrative expense as a percentage of net sales increased to 44.5% during fiscal 1997 from 25.7% during fiscal 1996. The increase in general and administrative expense, as a percentage of net sales, was due to the addition of administrative and support staff, as well as increased related facilities costs associated with WorldNow Online and the addition of administrative staff associated with the acquisition of the Internet service provider business.

Selling expense increased 222.5% to $2,258,978 during fiscal 1997 from $700,429 during fiscal 1996. Selling expense as a percentage of net sales increased to 33.2% during fiscal year 1997 from 16.4% during fiscal 1996. The increase in selling expense as a percentage of net sales was due to sales, marketing and promotional expenses incurred in connection with WorldNow Online and one time costs incurred in an attempt to obtain subscribers for WorldNow Online. The acquisition of subscribers for WorldNow Online is not being pursued in the future.


Segment Operating Results

Direct mail marketing net sales for fiscal 1997 increased by 51.5% to $6,448,156 from $4,256,887 for fiscal 1996. Net sales growth resulted primarily from a 43.3% increase in the number of pieces mailed, to 15,746,251 pieces mailed during fiscal 1997 from 10,991,467 pieces mailed during fiscal 1996. The average price per piece mailed increased 4.5% to $0.438 during fiscal 1997 from $0.419 during fiscal 1996. Net income before income taxes for fiscal 1997 increased by 96.1% to $481,201 from $245,331 for fiscal 1996. Profits increased at a greater rate than net sales due to a reduction of operating costs as a percent of sales.

The loss before income taxes from the computer online marketing segment increased 174.1% to $10,308,469 for fiscal 1997 from $3,761,388 for fiscal 1996.
The increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and marketing and promotional expenses incurred in connection with WorldNow Online and the acquisition and immediate write-off of research and development acquired with the acquisition of Sisna.

Net corporate interest income increased 486.3% to $486,452 during fiscal 1997 from $82,976 for fiscal 1996. The interest was earned on the proceeds from the March 96 placement.

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

Materials and printing expense increased 26.5% to $1,310,184 during fiscal 1996 from $1,035,954 during fiscal 1995. The increase was primarily attributable to a higher number of pieces mailed during fiscal 1996 than during fiscal 1995. Materials and printing expense as a percentage of net sales increased to 30.8% during fiscal 1996 from 30.1% during fiscal 1995. The increase in materials and printing expense as a percentage of net sales was attributable to higher paper costs which were not immediately reflected in higher sales prices charged by the Company.

Operating Expenses

Research and development of WorldNow Online increased 179.1% to $1,565,718 during fiscal 1996 from $560,915 during fiscal 1995. Research and development of WorldNow Online as a percentage of net sales increased to 36.8% during fiscal 1996 from 16.3% during fiscal 1995.

General and administrative expense increased 307.2% to $1,094,375 during fiscal 1996 from $268,765 during fiscal 1995. General and administrative expense as a percentage of net sales increased to 25.7% during fiscal 1996 from 7.8% during fiscal 1995. The increase in general and administrative expense as a percentage of net sales was due to the addition of administrative staff associated with WorldNow Online.

Selling expense increased 50.2% to $700,429 during fiscal 1996 from $466,181 during fiscal 1995. Selling expense as a percentage of net sales increased to 16.4% during fiscal year 1996 from 13.5% during fiscal 1995. The increase in selling expense as a percentage of net sales was due to initial marketing expenses incurred in connection with the WorldNow Online.

In June 1996, in connection with an employment agreement with an officer of WorldNow Online, a principal shareholder granted an option to the officer to purchase 237,500 shares of restricted common stock from the principal shareholder at $1.50 per share. As part of the "March 1996 Placement," (in order to fund the expenses of developing and launching WorldNow Online, in March 1996, the Company began a private placement to major institutions and other accredited investors) during the year the Company sold shares of restricted common stock in this private placement at $7.75 per share; accordingly, the Company recognized $1,484,375 of compensation expense related to the grant of options to this officer during fiscal 1996.

Segment Operating Results

Direct mail marketing net sales for fiscal 1996 increased by 23.6% to $4,256,887 from $3,443,965 for fiscal 1995. Net sales growth resulted primarily from a 10.7% increase in the number of pieces mailed, to 10,991,467 pieces mailed during fiscal 1996 from 9,932,869 pieces mailed during fiscal 1995. The average price per piece mailed increased 20.7% to $0.419 during fiscal 1996 from $0.347 during fiscal 1995. Income before income taxes for fiscal 1996 decreased by 29.3% to $245,331 from $347,015 for fiscal 1995. The decrease in net income was primarily attributable to increases in selling and administrative costs associated with the direct mail marketing segment.

The loss before income taxes from the computer online marketing segment increased 534.6% to $3,761,388 for fiscal 1996 from $592,720 for fiscal 1995. The increase was due to continued research and development efforts, the addition of administrative and support staff and marketing and promotional expenses incurred in connection with WorldNow Online.

Net corporate interest income was $82,976 for fiscal 1996. This interest was earned on the proceeds from the March 96 placement. During fiscal 1995 the Company incurred interest expense of $21,685.


Quarterly Results

The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 1997 and fiscal 1996. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.

                                                        For the Three Months Ended
                                             -------------------------------------------------
                                        Sep. 30, 1996  Dec. 31, 1996   Mar 31, 1997   Jun 30, 1997
                                        -------------  -------------   ------------   ------------

Net sales:
     Direct mail marketing                $ 1,481,171    $ 1,236,841    $ 1,852,710    $ 1,877,434
     Computer online operations                  --             --          219,226        131,428
                                          -----------    -----------    -----------    -----------
                                            1,481,171      1,236,841      2,071,936      2,008,862
                                          -----------    -----------    -----------    -----------
Cost of sales:
  Postage                                     524,499        486,527        695,714        712,912
  Materials and printing                      514,266        391,972        628,777        598,433
  Computer online operations                     --             --          153,595        282,711
                                          -----------    -----------    -----------    -----------
                                            1,038,765        878,499      1,478,086      1,594,056
                                          -----------    -----------    -----------    -----------
Gross margin                                  442,406        358,342        593,850        414,806
                                          -----------    -----------    -----------    -----------
Operating expenses:
  Research and development                    679,447        806,803      2,793,601      2,077,306
  General and administrative                  373,463        385,287        765,854      1,501,719
  Selling                                     391,490        357,339        516,422        993,727
                                          -----------    -----------    -----------    -----------
                                            1,444,400      1,549,429      4,075,877      4,572,752
                                          -----------    -----------    -----------    -----------
Loss from operations                       (1,001,994)    (1,191,087)    (3,482,027)    (4,157,946)
Other income (expense), net                   161,493        128,839        119,913         81,993
                                          -----------    -----------    -----------    -----------
Loss before income taxes                     (840,501)    (1,062,248)    (3,362,114)    (4,075,953)
                                          -----------    -----------    -----------    -----------
Net loss                                  $  (840,501)   $(1,062,248)   $(3,362,114)   $(4,075,953)
                                          ===========    ===========    ===========    ===========
Net loss per common share (1)             $      (.10)   $      (.13)   $      (.40)   $      (.48)
                                          ===========    ===========    ===========    ===========
Weighted average common
shares outstanding                          8,110,407      8,128,649      8,479,376      8,541,152
                                          ===========    ===========    ===========    ===========



                                                                  For the Three Months Ended
                                                                 ----------------------------
                                                  Sep. 30, 1995  Dec. 31, 1995   Mar 31, 1996   Jun 30, 1996
                                                  -------------  -------------   ------------   ------------

Net direct mail marketing sales                      $1,074,559    $   935,517    $   939,534    $ 1,307,277
                                                    -----------    -----------    -----------    -----------
Cost of sales:
  Postage                                               433,766        354,378        346,790        445,550
  Materials and printing                                282,438        283,417        315,654        428,675
                                                    -----------    -----------    -----------    -----------
                                                        716,204        637,795        662,444        874,225
                                                    -----------    -----------    -----------    -----------
Gross margin                                            358,355        297,722        277,090        433,052
                                                    -----------    -----------    -----------    -----------
Operating expenses:
  Research and development                              164,350        308,462        431,328        661,578
  General and administrative                            145,965        196,188        294,307        457,915
  Selling                                               164,369        171,698        159,648        204,714
  Compensation expense related to issuance of
      options by principal stockholder                     --             --             --        1,484,375
                                                    -----------    -----------    -----------    -----------
                                                        474,684        676,348        885,283      2,808,582
                                                    -----------    -----------    -----------    -----------
Loss from operations                                   (116,329)      (378,626)      (608,193)    (2,375,530)
Other income (expense), net                              (4,367)       (11,249)       (24,536)        85,749
                                                    -----------    -----------    -----------    -----------
Loss before income taxes                               (120,696)      (389,875)      (632,729)    (2,289,781)
Benefit (provision) for income taxes                       --             --          (13,161)        13,161
                                                    -----------    -----------    -----------    -----------
Net loss                                            $  (120,696)   $  (389,875)   $  (645,890)    (2,276,620)
                                                    ===========    ===========    ===========    ===========
Net loss per common share (1)                       $      (.02)   $      (.07)   $      (.12)   $      (.38)
                                                    ===========    ===========    ===========    ===========
Weighted average common shares outstanding            5,539,953      5,539,953      5,543,470      5,917,491
                                                    ===========    ===========    ===========    ===========

(1)The sum of net income (loss) per share amounts for the four quarters may not equal annual amounts due to rounding.


Liquidity and Capital Resources

The Company historically has satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching WorldNow Online, in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for total net proceeds of $16,408,605 during fiscal 1997, including the exercise of warrants.

Operating activities consumed $6,623,231 of cash in fiscal 1997, compared to $1,098,912 in fiscal 1996. The reduction in cash flows provided by operating activities during 1997 as compared to 1996 was primarily attributable to higher research and development, administrative, and selling and marketing costs associated with WorldNow Online.

Cash flows used in investing activities was $3,364,469 and $2,713,864 during fiscal 1997 and 1996, respectively. This increase in cash used for investing activities was primarily attributable to the acquisition of computer equipment for WorldNow Online.

Cash flows provided by financing activities was $1,705,570 and $16,933,175 during fiscal 1997 and 1996, respectively. The decrease in cash flows provided by financing activities during 1997 as compared to 1996 was primarily attributable to receipt of most of the proceeds of the March 96 Placement during fiscal 1996.

Management's current projections indicate that there will not be sufficient cash flows from operating activities during fiscal year 1998 to provide adequate working capital for the Company to implement its marketing strategy for WorldNow Online. As of June 30, 1996 the Company had $4,952,274 of cash and is attempting to obtain additional debt or equity funding. The Company believes that adequate debt or equity funding will be available to the Company; however, if adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. There can be no assurance that the additional funding will be available of if available, that it will be available on acceptable terms or in required amounts.

On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services for WorldNow Online. This agreement was terminated and superceded by an agreement effective July 15, 1997. The Company has agreed to a minimum annual usage commitment of at least $500,000 over a three-year period beginning six months after the products and services are installed by Sprint and available for the Company's use. In addition, on March 31, 1997, the Company signed a one-year agreement with Sprint TELECENTERs Inc. ("STI") whereby STI will provide inbound customer telemarketing services to the Company. The minimum program cost is $200,000.

Subsequent to June 30, 1997, the Company has entered into a Series C Preferred Share Purchase Agreement with CommTouch Software Ltd. ("CommTouch"), an Israeli company, whereby the Company has agreed to invest $750,000 in CommTouch's Series C Preferred Stock. One half of the investment was made on July 2, 1997 and the other half was made on September 17, 1997. The Company also has an option to make an additional $1,000,000 investment in CommTouch's Series C Preferred Stock. CommTouch is engaged in the development, manufacture and marketing of PC-based internetworking software.


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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
------      -------------------------------------------

      The financial statements and reports of independent public accountants are filed as part of this report on pages F-1 through F-20.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------      AND FINANCIAL STATEMENT DISCLOSURE.
            -----------------------------------------------------------

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

      On June 28, 1996, the Registrant engaged Arthur Andersen LLP ("Andersen") to perform its audits and provide accounting services thereafter. The Registrant did not consult with Andersen prior to such date regarding any reportable matter.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERSOF THE REGISTRANT
-------     -------------------------------------------------

            Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION
-------     ----------------------

            Incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------     --------------------------------------------------------------

            Incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------     ----------------------------------------------

            Incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of
            Stockholders.



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------     ----------------------------------------------------------------

      (a)   INDEX TO FINANCIAL STATEMENTS


Title of Documents                                                      Page No.
------------------                                                      --------

DATAMARK HOLDING, INC.
----------------------

Reports of Independent Public Accountants                                 F-1

Consolidated Balance Sheets at June 30, 1997 and 1996                     F-3

Consolidated Statements of Operations for the Years
      Ended June 30, 1997, 1996 and 1995                                  F-5

Consolidated Statements of Stockholders' Equity for
      the Years Ended June 30, 1997, 1996 and 1995                        F-6

Consolidated Statements of Cash Flows for the Years
      Ended June 30, 1997, 1996 and 1995                                  F-7

Notes to Consolidated Financial Statements                                F-8

      (b)   Reports on Form 8-K
            -------------------

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1997.

      (c)         Exhibits
                  --------
      The following documents are included as exhibits to this report.

Exhibits  Exhibit Description                        Page or Location
--------  -------------------                        ----------------

3.1       Articles of Incorporation, as amended      +
3.2       By-laws                                    +
10.1      Lease Agreement                            +
10.2      Omnibus Stock Option Plan                  +
21.1      Subsidiaries of the Registrant             attached herewith
27.0      Financial Data Schedule                    attached herewith


 * Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 1995.

 +          Incorporated  by  reference to  the Company's Annual Report for June
            30, 1995.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF JUNE 30, 1997 AND 1996 AND FOR
                     EACH OF THE THREE YEARS IN THE
                     PERIOD ENDED JUNE 30, 1997

                     TOGETHER WITH REPORTS OF
                     INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To DataMark Holding, Inc.:

We have audited the accompanying consolidated balance sheets of DataMark Holding, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DataMark Holding, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  August 29, 1997

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors
DataMark Holding, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1995 of DataMark Holding, Inc. and subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of DataMark Holding, Inc. and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.




                                    HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
  October 5, 1995

                   DATAMARK HOLDING, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 1997 AND 1996

                                    ASSETS


                                                       1997          1996
                                                   -----------   -----------

CURRENT ASSETS:
  Cash                                             $ 4,952,274   $13,159,404
  Trade accounts receivable, net of allowance
     for doubtful accounts of $61,000 and
     $0, respectively                                  668,743       502,996
  Inventory                                            361,571        82,972
  Other current assets                                 224,514        30,370
                                                   -----------   -----------
     Total current assets                            6,207,102    13,775,742
                                                   -----------   -----------

PROPERTY AND EQUIPMENT:
  Computer and office equipment                      5,807,690     2,752,114
  Furniture, fixtures and leasehold
    Improvements                                       872,555       188,099
  Printing equipment                                   479,635       259,198
  Vehicles                                              40,525        40,525
                                                   -----------   -----------
                                                     7,200,405     3,239,936
  Less accumulated depreciation and
    Amortization                                    (1,045,066)     (476,573)
                                                   -----------   -----------
     Net property and equipment                      6,155,339     2,763,363
                                                   -----------   -----------

OTHER ASSETS                                            46,436         4,148
                                                   -----------   -----------

                                                   $12,408,877   $16,543,253
                                                   ===========   ===========

       See accompanying notes to consolidated financial statements.

                   DATAMARK HOLDING, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 1997 AND 1996

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      1997           1996
                                                 -----------    ------------

CURRENT LIABILITIES:
  Accounts payable                               $ 1,482,865     $   737,810
  Accrued liabilities                                896,905         192,541
  Notes payable                                      128,024          43,201
  Other current liabilities                           75,000          28,077
                                                 -----------     -----------
     Total current liabilities                     2,582,794       1,001,629
                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 2,500,000
    Shares authorized; no shares issued                    -               -
  Common stock, $.0001 par value; 20,000,000
    Shares authorized; 8,560,932 and 8,085,407
    Shares outstanding, respectively                     856             808
  Additional paid-in capital                      22,714,366      20,585,276
  Stock subscriptions receivable                           -      (1,496,137)
  Accumulated deficit                            (12,889,139)     (3,548,323)
                                                 -----------     -----------
     Total stockholders' equity                    9,826,083      15,541,624
                                                 -----------     -----------

                                                 $12,408,877     $16,543,253
                                                 ===========     ===========











       See accompanying notes to consolidated financial statements.

                   DATAMARK HOLDING, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                           1997          1996          1995
                                       -----------   -----------   --------

NET SALES:
  Direct mail marketing                $ 6,448,156   $ 4,256,887    $3,443,965
  Computer online marketing                350,654             -             -
                                       -----------   -----------    ----------
     Net sales                           6,798,810     4,256,887     3,443,965
                                       -----------   -----------    ----------
COST OF SALES:
  Postage                                2,419,652     1,580,484     1,360,976
  Materials and printing                 2,133,448     1,310,184     1,035,954
  Computer online operations               436,306             -             -
                                       -----------   -----------    ----------
     Total cost of sales                 4,989,406     2,890,668     2,396,930
                                       -----------   -----------    ----------
GROSS MARGIN                             1,809,404     1,366,219     1,047,035
                                       -----------   -----------    ----------
OPERATING EXPENSES:
  Research and development               6,357,157     1,565,718       560,915
  General and administrative             3,026,323     1,094,375       268,765
  Selling                                2,258,978       700,429       466,181
  Compensation expense related to
    Issuance of options by principal
    Stockholder                                  -     1,484,375             -
                                       -----------   -----------    ----------
     Total operating expenses           11,642,458     4,844,897     1,295,861
                                       -----------   -----------    ----------
LOSS FROM OPERATIONS                    (9,833,054)   (3,478,678)     (248,826)
                                       -----------   -----------    ----------
OTHER INCOME (EXPENSE):
  Interest and other income                501,733        96,008         3,121
  Interest expense                          (9,495)      (50,411)      (21,685)
                                       -----------   -----------    ----------
     Net other income (expense)            492,238        45,597       (18,564)
                                       -----------   -----------    ----------
LOSS BEFORE INCOME TAXES                (9,340,816)   (3,433,081)     (267,390)
BENEFIT FOR INCOME TAXES                         -             -         3,120
                                       -----------   -----------    ----------
NET LOSS                               $(9,340,816) $(3,433,081)    $ (264,270)
                                       ===========   ===========    ==========

NET LOSS PER COMMON SHARE              $    (1.12)  $     (0.58)    $    (0.06)
                                       ===========   ===========    ==========
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                      8,309,467     5,917,491     4,713,028
                                       ===========  ===========     ==========




       See accompanying notes to consolidated financial statements.

                   DATAMARK HOLDING, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                               Common Stock     Additional      Stock      Accumulated
                               ------------       Paid-in   Subscriptions   Earnings
                             Shares    Amount     Capital    Receivable     (Deficit)
                            ---------  ------   ----------- ------------  ------------

BALANCE, June 30, 1994      4,365,045    $436   $   326,746   $       -   $    149,028

Issuance of common
  Stock for cash              223,622      23       168,477           -             -

Net effect of merger
  with Exchequer I, Inc.      471,952      47       (26,262)          -             -

Issuance of common stock
  for notes receivable        479,334      48       718,952           -             -

Net loss                            -       -             -           -      (264,270)
                            ---------    ----   ----------- -----------   ------------
BALANCE, June 30, 1995      5,539,953     554     1,187,913           -      (115,242)

Issuance of common stock
  for cash, net of
  offering costs of
  $1,524,538                1,992,179     199    13,914,650           -             -

Stock subscriptions, net
  of commissions of           214,500      21     1,496,116  (1,496,137)            -
$166,238

Exercise of stock warrants    321,775      32     2,493,724           -             -

Issuance of options by
  principal stockholder             -       -     1,484,375           -             -

Exercise of stock options      17,000       2         8,498           -             -

Net loss                            -       -             -           -    (3,433,081)
                            ---------    ----   ----------- -----------   ------------
BALANCE, June 30, 1996      8,085,407     808    20,585,276  (1,496,137)   (3,548,323)

Exercise of stock options     102,400      10        78,405           -             -

Collection of stock
  Subscriptions receivable          -       -             -   1,496,137             -

Exercise of stock warrants     36,125       4       279,965           -             -

Issuance of common stock
  for Computer software        12,000       1        95,999           -             -


Issuance of common stock in
  the acquisition of Sisna    325,000      33     1,674,721           -             -

Net loss                            -       -             -           -    (9,340,816)
                            ---------    ----   ----------- -----------   ------------
BALANCE, June 30, 1997      8,560,932    $856   $22,714,366   $       -   $(12,889,139)
                            =========    ====   =========== ===========   ============




       See accompanying notes to consolidated financial statements.

                   DATAMARK HOLDING, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                         Increase (Decrease) in Cash

                                                  1997         1996          1995
                                              -----------  -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(9,340,816) $(3,433,081)    $(264,270)
  Adjustments to reconcile net loss to net
cash
    Used in operating activities:
      Depreciation and amortization              568,493      165,596         92,139
      Write-off of purchased research and
        development                            1,674,721            -              -
      Compensation expense related to issuance         -    1,484,375              -
        of options by principal stockholder
      Loss on asset dispositions                       -        4,736            816
      Interest income added to related-party
        note receivable                                -             -        (5,000)
      Changes in operating assets and
        liabilities, net of effect of
        acquisition-
          Trade accounts receivable             (133,535)     (52,182)        13,622
          Inventory                             (154,448)      24,949          3,451
          Other assets                          (237,432)      60,356        (15,875)
          Accounts payable                       456,278      512,193        111,054
          Accrued liabilities                    644,919      133,205          9,604
          Other current liabilities              (26,411)         941        (37,241)
                                              -----------  -----------     ----------
      Net cash used in operating activities   (6,548,231)  (1,098,912)       (91,700)
                                              -----------  -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment          (3,364,469)  (2,724,064)      (142,956)
  Proceeds from sale of equipment                      -       10,200              -
                                              -----------  -----------     ----------
      Net cash used in investing activities   (3,364,469)  (2,713,864)      (142,956)
                                              -----------  -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
    Stock and other contributed capital          358,418    16,417,105        93,701
  Collection of receivables from sale of
    Common stock                               1,496,137      719,000              -
  Proceeds from borrowings                             -      652,309        129,500
  Principal payments on borrowings              (148,985)    (855,239)       (39,195)
                                              -----------  -----------     ----------
      Net cash provided by financing activities 1,705,570   16,933,175       184,006
                                              -----------  -----------     ----------

NET INCREASE (DECREASE) IN CASH               (8,207,130)  13,120,399        (50,650)
CASH AT BEGINNING OF YEAR                     13,159,404       39,005         89,655
                                              -----------  -----------     ----------

CASH AT END OF YEAR                           $ 4,952,274  $13,159,404     $  39,005
                                              ===========  ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                      $     9,495  $    56,942     $  22,333
  Cash paid for income taxes                           -            -         27,848

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES (see Note 2)


       See accompanying notes to consolidated financial statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  DESCRIPTION OF THE COMPANY

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

DataMark Systems, Inc. ("Systems") was incorporated under the laws of the State of Nevada on April 29, 1987. DataMark Printing, Inc. ("Printing") was incorporated under the laws of the State of Utah on March 23, 1992. WorldNow Online Network, Inc. ("WorldNow"), formerly DataMark Media, Inc., was incorporated as a wholly owned subsidiary of Systems on October 3, 1994. Systems negotiated a plan of reorganization and subscription agreement with the shareholders of Printing (who were also greater than 80 percent shareholders of Systems) whereby those shareholders transferred all of the outstanding shares of common stock of Printing to Systems as an additional contribution to capital in December 1994. No additional shares of common stock of Systems were issued in the transaction. The business combination of Systems and Printing was accounted for at historical cost in a manner similar to pooling-of-interests accounting.

Exchequer I, Inc. ("Exchequer"), a publicly held Delaware corporation, was incorporated May 16, 1985. On January 11, 1995, Systems consummated a merger agreement with Exchequer whereby Systems became a wholly owned subsidiary of Exchequer, which changed its name to DataMark Holding, Inc. ("Holding"). The shareholders of Systems received 2121.013 shares of Holding's common stock for each share of Systems' common stock outstanding at the date of the merger.
Accordingly, the 2,132 shares of Systems' common stock were converted into 4,522,000 shares of Holding's common stock. The accompanying financial statements have been restated to reflect the stock conversion for all periods presented. The merger was accounted for as a reverse acquisition with Systems being considered the acquiring company for accounting purposes. Prior to the merger, Holding had no assets, $26,215 of liabilities and 471,952 shares of common stock issued and outstanding. The reverse acquisition was accounted for by recording the liabilities of Holding at the date of merger at their historical cost, which approximated fair value. The operations of Holding have been included in the accompanying consolidated financial statements from the date of the merger. Operations of Holding were immaterial prior to the merger; therefore, pro forma operating information is not presented.

As discussed in Note 3, on January 8, 1997, Holding acquired all of the outstanding shares of common stock of Sisna, Inc. ("Sisna"). The acquisition of Sisna has been accounted for as a purchase with the results of operations of Sisna being included in the accompanying financial statements from the date of the acquisition.

Holding, Systems, Printing, WorldNow, and Sisna are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company has historically derived a significant part of its revenues from sales to proprietary schools. The loss of certain key customers, or a general decline in the appeal of direct mail advertising to proprietary schools could have a material adverse effect on the Company's business and results of operations. The government student loan programs which many proprietary schools rely on to finance tuition may be restricted or curtailed, adversely affecting the viability of such schools.

Sisna operates as an Internet service provider allowing its customers access to the Internet. Through a network of franchisees, Sisna offers Internet access in 12 states. The Company utilizes Sisna to offer Internet access, as well as the Company's WorldNow Online services.

In fiscal 1994, the Company began developing an advertiser funded national Internet service ("WorldNow Online") which was launched in the last quarter of fiscal 1997. The Company's strategy for WorldNow Online includes the creation of a national Internet-based network of local television stations. WorldNow will provide free web hosting, web maintenance and other Internet features, including national content and advertising, to the television stations. In return, the stations will provide local content, ranging from news, weather and sports, to entertainment, recreational and cultural events, as well as free television advertising and promotions in order to drive local users of the Internet to the WorldNow site. Both WorldNow and the stations' revenues will be derived from local and national advertising as well as related commerce conducted via the Internet.

WorldNow has only been online since June 1997, and did not commence generating advertising revenues until August 1997. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to sign affiliation agreements with local television stations, the failure to continue to develop and extend the "WorldNow" brand, the rejection of the Company's services by Web consumers and advertisers, the inability of the Company to maintain and increase the levels of traffic on the WorldNow website, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability of WorldNow Online. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible.

As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $9,340,816, $3,433,081 and $264,270 and the Company's operating activities have used $6,548,231, $1,098,912 and $91,700 of cash during the years ended June 30, 1997, 1996 and 1995, respectively. During fiscal years 1997, 1996 and 1995, the Company expended $4,682,436, $1,565,718 and $560,915 of direct costs for the development of WorldNow Online. Management's current projections indicate that there will not be sufficient cash flows from operating activities during fiscal year 1998 to provide adequate working capital for the Company to implement its marketing strategy for WorldNow Online. As of June 30, 1997, the Company had $4,952,274 of cash and is attempting to obtain additional debt or equity funding. Management believes that adequate debt or equity funding will be available to the Company; however, if adequate funding is not available, management may be required to revise its plans and reduce future expenditures. There can be no assurance that the additional funding will be available or if available, that it will be available on acceptable terms or in required amounts.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRADE ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

The allowance for doubtful accounts was $61,000 and $0 at June 30, 1997 and 1996, respectively. The increase in the allowance is due in part to the acquisition of Sisna, which provides credit to online customers (see Note 3). While the Company typically requires payment prior to mailing direct mail products for customers, a portion of net sales are routinely made on credit to institutional customers. Collateral is not generally required from these customers.

INVENTORY

Inventory is valued at the lower of cost or market, with cost being determined using the first-in, first-out method. Inventory consists of the following as of June 30, 1997 and 1996:

                                             1997          1996
                                           --------      --------
    Raw materials used in printing         $ 41,486      $ 52,555
    Work in process direct mail
      Advertising products                   64,587             -
    Completed direct mail
      Advertising products                   11,206        30,417
    Computer equipment to be resold
      (see Note 10)                         244,292             -
                                           --------       -------
                                           $361,571       $82,972
                                           ========       =======


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization of property and equipment are computed using primarily an accelerated method over the estimated useful lives of the related assets which are as follows:

    Vehicles                                        5 years
    Printing equipment                              5 years
    Computer and office equipment                   5 - 7 years
    Furniture, fixtures and leasehold
      improvements                                  5 - 10 years


Depreciation and amortization expense was $568,493, $165,596, and $92,139 for the years ended June 30, 1997, 1996 and 1995, respectively.

When property and equipment are retired or otherwise disposed of, the book value is removed from the asset and related accumulated depreciation and amortization accounts, and the net gain or loss is included in the determination of net income or loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable also approximate fair value based on current rates for similar debt.

REVENUE RECOGNITION

Revenue from marketing services and related product sales is recognized at the time of mailing the products for the customers. Revenue from providing Internet access is recognized as the services are provided or pro rata over the service period. The Company defers revenue paid in advance relating to future services and products not yet mailed.

RESEARCH AND DEVELOPMENT

Research and development costs incurred in the development of WorldNow Online have been expensed as incurred.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during each year. Common equivalent shares consist of the incremental common shares issuable upon exercise of outstanding stock options and warrants that have a dilutive effect when applying the treasury stock method. In years where losses are recorded, common stock equivalents would decrease the net loss per share and are therefore not added to weighted average shares outstanding.

SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities consist of the following:

During the year ended June 30, 1997, the Company acquired $96,000 of computer software in exchange for 12,000 shares of common stock. As discussed in Note 3, the Company acquired the common stock of Sisna in exchange for 325,000 shares of the Company's common stock.

During the year ended June 30, 1996, the Company received subscription agreements for the purchase of 214,500 shares of common stock at $7.75 per share amounting to $1,496,137, net of commissions of $166,238, for which payment had not been received as of June 30, 1996 (see Note 7).

During the year ended June 30, 1995, $50,000 of notes payable to a related party were offset against a note receivable in the same amount from the same related party. Also during the year ended June 30, 1995, 479,334 shares of common stock were issued for subscriptions receivable totaling $719,000.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted SFAS No. 121 for fiscal year 1997, which had no impact on the Company's financial position or results of operations.

In February 1997, the FASB released SFAS No. 128 "Earnings per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for financial statements issued for all periods ending after December 15, 1997. SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation for primary EPS and fully diluted EPS. When the Company incurs a loss, common stock equivalents are not included as they would be anti-dilutive. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's calculation of its net loss per common share.

RECLASSIFICATIONS

Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal year 1997 presentation.




(3)   ACQUISITION OF SISNA

On January 8, 1997, Holding completed the acquisition of Sisna pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, Holding issued 325,000 shares of its common stock in exchange for all of the issued and outstanding shares of Sisna. Of the shares issued for Sisna, 25,000 shares were placed in escrow pending collection of Sisna's accounts receivable. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was $1,674,721 and was allocated to purchased research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. Management believes that the amount of common stock issued for Sisna was fair and reasonable based on the expected synergies to be achieved by combining Sisna with the Company and the technology that was acquired. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory, and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable, and $134,444 of other accrued liabilities.

In connection with the acquisition, the Company entered into three-year employment agreements with four of Sisna's key employees and shareholders. The employment agreements are renewed automatically for one or more successive one-year terms, unless notice of non-renewal is given by either party, may be terminated by the Company for cause, as defined, or may be terminated by the Company without cause. If terminated without cause, the employees are entitled to their regular base salary up to the end of the then current term and any bonus owed pursuant to the employment agreements. The four employment agreements provided for aggregate base annual compensation of $280,000. The employment agreements also provided for aggregate bonuses of $500,000, which were paid as of the date of the acquisition, and are to be earned by the employees as certain computer installations are completed. If the installations are not completed, a portion of the initial bonuses is to be repaid to the Company. The employment agreements also include noncompetition provisions for periods extending three years after the termination of employment with the Company. The employment agreement with one of the employees was terminated in March 1997, which decreased the aggregate base annual compensation by $100,000 per year.

The following unaudited pro forma acquisition information for the years ended June 30, 1997 and 1996 presents the results of operations as if the Sisna acquisition described above had occurred at the beginning of fiscal year 1996, after giving effect to the write-off of purchased research and development totaling $1,674,721. The write-off of purchased research and development is a nonrecurring charge which resulted directly from the transaction and therefore has been excluded from the following pro forma information. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal year 1996 as described above or of the results which may occur in the future.

                                            1997          1996
                                        -----------    -----------
                                        (unaudited)    (unaudited)

    Revenues                           $  7,403,417   $ 6,540,205
    Loss from operations                (10,005,170)   (3,733,935)
    Net loss                             (9,520,015)   (3,688,338)
    Net loss per common share                 (1.12)        (0.59)



(4)  NOTES PAYABLE

Notes payable, all of which are current, consist of the following as of June 30, 1997 and 1996:

                                                             1997            1996
                                                           --------        --------

       Line-of-credit agreement with a bank (assumed
          in Sisna acquisition); interest at prime
          plus 2 percent (10.5 percent at June 30,
          1997); secured by all inventory, chattel
          paper, accounts and general intangibles;
          paid in full subsequent to June 30, 1997          $100,000         $     -

       Note payable to an individual (assumed in Sisna
          acquisition); interest at 7.5 percent, due
          on demand, unsecured                                28,024               -

       Other; paid in full in fiscal year 1997                     -          43,201
                                                            --------         -------
            Total notes payable                             $128,024         $43,201
                                                            ========         =======



(5)  INCOME TAXES

The components of the net deferred tax assets as of June 30, 1997 and 1996 are as follows:

                                                      1997           1996
                                                  -----------     ----------

       Net operating loss carryforwards          $ 3,464,800       $ 790,300
       Reserves and accrued liabilities               83,400          21,600
       Other                                          22,000               -
                                                 -----------       ---------
            Total deferred tax assets              3,570,200         811,900

       Valuation allowance                        (3,570,200)       (811,900)
                                                 -----------       ---------
            Net deferred tax asset                 $       -         $     -
                                                 ===========       =========

As of June 30, 1997, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $9,624,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire beginning in 2009.

No benefit for income taxes has been recorded during the years ended June 30, 1997 and 1996. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, a valuation allowance was recorded to offset the net deferred tax asset.


(6)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

The Company leases certain facilities and equipment used in its operations. The approximate aggregate commitments under noncancelable operating leases in effect at June 30, 1997, were as follows:

                 Year ending June 30,
                      1998                            $  706,287
                      1999                               639,600
                      2000                               531,632
                      2001                               297,661
                      2002                               124,503
                                                      ----------
                                                      $2,299,683
                                                      ==========

The Company incurred rent expense of $472,572, $118,923, and $53,435, in connection with these operating leases for the years ended June 30, 1997, 1996 and 1995, respectively.

PURCHASE COMMITMENTS

On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services for WorldNow Online. This agreement was terminated and superceded by an agreement effective July 15, 1997. The Company has agreed to a minimum annual usage commitment of at least $500,000 over a three-year period beginning six months after the products and services are installed by Sprint and available for the Company's use. In addition, on March 31, 1997, the Company signed a one-year agreement with Sprint TELECENTERs Inc. ("STI") whereby STI will provide inbound customer telemarketing services to the Company. The minimum program cost is $200,000.

Subsequent to June 30, 1997, the Company has entered into a Series C Preferred Share Purchase Agreement with CommTouch Software Ltd. ("CommTouch"), an Israeli company, whereby the Company has agreed to invest $750,000 in CommTouch's Series C Preferred Stock. One half of the investment was made on July 2, 1997 and the other half was made on September 17, 1997. The Company also has an option to make an additional $1,000,000 investment in CommTouch's Series C Preferred Stock. CommTouch is engaged in the development, manufacture and marketing of PC-based internetworking software.



LEGAL MATTERS

The Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

(7)  CAPITAL TRANSACTIONS

PREFERRED STOCK

The Company is authorized to issue up to 2,500,000 shares of its $.0001 par value preferred stock. As of June 30, 1997, no preferred stock was outstanding. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock.

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

During the year ended June 30, 1996, the Company raised additional equity capital through private placements of its common stock. Under the private placements, the Company offered shares of restricted common stock at an offering price of $7.75 per share on a best efforts basis by the officers of the Company. The Company engaged finders to introduce potential investors to the Company. The finders received a 10 percent commission and warrants to purchase 250,000 shares of the Company's common stock at a price of $7.75 per share. In connection with the private offerings, the Company sold 1,992,179 shares of common stock for $13,914,849 in proceeds, net of offering costs of $1,524,538, and received subscriptions for an additional 214,500 shares of common stock. The proceeds from the subscriptions of $1,496,137, net of offering costs of $166,238, were received in fiscal year 1997. The Company also issued warrants to purchase up to 377,900 shares of the Company's common stock at $7.75 per share to certain of the investors. During the years ended June 30, 1997 and 1996, 36,125 and 321,775 of these warrants to purchase shares of the Company's common stock were exercised, respectively. The remaining warrants to purchase 20,000 shares of common stock and the finders' warrants to purchase 250,000 shares of common stock are outstanding and exercisable as of June 30, 1997.

The Company agreed with certain of the investors to use its best efforts to register the shares purchased or subscribed and the warrants issued under the Securities Act of 1933. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC") during fiscal year 1996 and it became effective in fiscal year 1997. The stock subscriptions receivable of $1,496,137 as of June 30, 1996 were not due and payable to the Company until the Form S-1 Registration Statement had been declared effective by the SEC.

As discussed in Note 3, during the year ended June 30, 1997, the Company issued 325,000 shares of its common stock in connection with the acquisition of Sisna. Also, the Company acquired certain computer software in exchange for 12,000 shares of common stock.


(8)  STOCK OPTIONS

In August 1993, Systems granted an option to an employee to purchase 150,592 (post merger) shares of common stock at $0.25 per share. These options expire on June 30, 1999. During fiscal year 1996, the Company granted options to purchase 470,000 additional shares of common stock, of which 100,000 options were granted to officers who provided guarantees on certain debt of the Company. These options were exercisable at $5.00 per share and expired October 31, 1996.

Subsequent to June 30, 1997, the Company's Board of Directors authorized that the expiration date be extended to October 31, 1998 for options to purchase 75,000 shares of common stock. The extension of the expiration date will be reflected as a new grant in fiscal year 1998. The remaining 370,000 options granted in fiscal year 1996 were granted as consideration to certain individuals who provided services related to the private stock offerings. These options are exercisable at prices ranging from $7.75 and $9.00 per share for three years. As of June 30, 1997, 505,592 of the above options were exercisable. In addition, during the year ended June 30, 1997 the Company granted options to purchase 65,000 shares of common stock to an employee. The respective Boards of Directors of Holding and Systems, determined that all options were granted at fair value at the dates of grant.

The Company has established the Omnibus Stock Option Plan (the "Option Plan") for employees and consultants. Options granted under the Option Plan may be incentive stock options or nonqualified stock options. The maximum number of common shares that may be issued under the Option Plan is 780,532. Options to purchase 510,000, 175,000 and 634,946 shares were granted under the Option Plan during the years ended June 30, 1997, 1996 and 1995, respectively, and options to purchase 79,835 and 341,323 shares were forfeited or canceled during the years ended June 30, 1997 and 1996, respectively. Total outstanding options under the Option Plan at June 30, 1997 was 779,388 of which 169,388 were exercisable. Generally, the options granted under the Option Plan vest within three years of the date granted. The options expire, if not exercised, from June 30, 1999 through June 1, 2002.

The following is a summary of all stock options for the years ended June 30, 1997, 1996 and 1995:

                                            Options Outstanding
                                        ----------------------------
                                        Number of       Option Price
                                          Shares         Per Share
                                        ---------       ------------

      Balance at June 30, 1994            150,592        $     0.25
        Granted                           634,946         0.50-1.00
                                        ---------        ----------
      Balance at June 30, 1995            785,538         0.25-1.00
        Granted                           645,000         5.00-9.00
        Expired or canceled              (341,323)         .50-1.00
        Exercised                         (17,000)              .50
                                        ---------        ----------
      Balance at June 30, 1996          1,072,215         0.25-9.00
        Granted                           575,000         3.25-7.75
        Expired or canceled              (179,835)        0.50-5.00
        Exercised                        (102,400)        0.50-1.00
                                        ---------        ----------
      Balance at June 30, 1997          1,364,980        $0.25-9.00
                                        =========        ==========


In June 1996, in connection with an employment agreement with an officer of WorldNow, a principal stockholder granted an option to the officer to purchase 237,500 shares of restricted common stock from the principal stockholder at $1.50 per share. As discussed in Note 7, during the year the Company sold shares of restricted common stock in a private placement at $7.75 per share; accordingly, the Company recognized $1,484,375 of compensation expense related to this transaction during the year ended June 30, 1996.

Two principal stockholders granted options to an employee during the year ended June 30, 1995. The options allow the employee to purchase 150,000 shares of common stock at $0.50 per share from the stockholders. The Company did not recognize compensation expense from these options due to the market value of the common stock being equal to the exercise price on the date the options were granted.

      Stock-Based Compensation

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 6.47 and 5.86 percent in 1997 and 1996, respectively, a dividend yield of 0 percent, a volatility factor of the expected common stock price of 77.8 percent and a weighted average expected life of approximately 2.6 years for the stock options. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the estimated life of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 1997 and 1996:


                                                1997          1996
                                             ----------    ----------
      Net loss:
        As reported                        $ (9,340,816)  $(3,433,081)
        Pro forma                           (10,378,303)   (3,926,658)
      Net loss per share:
        As reported                               (1.12)        (0.58)
        Pro forma                                 (1.25)        (0.66)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of options grants, the resulting pro forma compensation cost may not be indicative of future years.


(9)  EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan for the benefit of its employees. All employees are eligible to participate and may elect to contribute to the plan annually. The Company has no obligation to contribute and did not contribute additional matching amounts to the Plan during any year presented.

(10)  RELATED-PARTY TRANSACTIONS

During the year ended June 30, 1994, the Company made cash loans to two officers totaling $46,000, which were settled during the year ended June 30, 1995, except for $1,000 which was settled during the year ended June 30, 1997.

Prior to July 1, 1994, the Company had borrowed money from certain officers. Additional borrowings of $50,000 and $129,500 were made during the years ended June 30, 1996 and 1995, respectively. Principal payments on these notes were $1,666, $199,500, and $2,152 during the years ended June 30, 1997, 1996 and
1995, respectively. The amounts due on these loans at June 30, 1997 and 1996 were $0 and $1,666, respectively.

During the year ended June 30, 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. Certain officers and shareholders guaranteed the loan. In exchange for the guarantee, such persons received a one-year option to purchase 25,000 shares of common stock at $5.00 per share (see Note 8).

During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd. and Barrons Online, Inc., companies in which one of the Company's directors and shareholders has an ownership interest. Under the tentative agreements, the Company will provide software development services, configured hardware and other computer equipment and related facilities amounting to approximately $750,000. As of June 30, 1997, the Company had acquired $244,292 of computer equipment to be resold in connection with these arrangements which is included in inventory in the accompanying June 30, 1997 consolidated balance sheet.

(11)  SEGMENT INFORMATION

The following summarizes the Company's operations and identifiable assets as of and for the years ended June 30, 1997, 1996 and 1995 relating to its direct mail marketing and computer online marketing segments. Development of the Company's computer online promotional advertising and marketing products began during the year ended June 30, 1994.

                                                         Corporate
                                            Computer     Interest
                             Direct Mail     Online       Income
                              Marketing     Marketing   (Expense)      Total
                             ----------   -----------   ---------    ----------
Year Ended June 30, 1997
------------------------
Net sales                    $6,448,156   $   350,654      $    -    $6,798,810
Income (loss) before
  income taxes                  481,201   (10,308,469)    486,452    (9,340,816)
Depreciation                    100,981       467,512           -       568,493
Property and equipment
  purchases                     259,430     3,201,039           -     3,460,469
Identifiable assets at
   year-end                     819,343     6,381,062           -     7,200,405

Year Ended June 30, 1996
------------------------
Net sales                     4,256,887             -           -     4,256,887
Income (loss) before
  income taxes                  245,331    (3,761,388)     82,976    (3,433,081)
Depreciation                     78,768        86,828           -       165,596
Property and equipment
  Purchases                     110,084     2,589,212           -     2,699,296
Identifiable assets at
   year-end                     559,913     2,680,023           -     3,239,936

Year Ended June 30, 1995
------------------------
Net sales                     3,443,965             -            -    3,443,965
Income (loss) before
  income taxes                  347,015      (592,720)     (21,685)    (267,390)
Depreciation                     71,258        20,881            -       92,139
Property and equipment
  Purchases                      74,804        68,152            -      142,956
Identifiable assets at
   year-end                   1,490,202        66,444            -    1,556,646

Sales to a major customer accounted for 10 percent of net sales during the year ended June 30, 1995. During the years ended June 30, 1997 and 1996, no single customer accounted for more than 10 percent of net sales.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATAMARK HOLDING, INC.


Dated: September 24, 1997               By /s/ James A. Egide
                                           ------------------
                                           James A. Egide, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                         Date
---------                           -----                         ----




/s/ James A. Egide           Chairman of the Board          September  24 , 1997
-----------------------
James A. Egide




/s/ Stanton D. Jones         President and Director         September  26 , 1997
-----------------------
Stanton D. Jones




/s/ Mitchell L. Edwards      Executive Vice President,      September  24 , 1997
-----------------------        Secretary
Mitchell L. Edwards




/s/ J. Henry Smith           Director, Chief Technical      September     , 1997
-----------------------        Officer of WorldNow Online
J. Henry Smith                 Network, Inc.







                             Director                       September     , 1997
-----------------------
C. Scott Stone

                             Director                       September     , 1997
-----------------------
Kenneth Woolley






/s/ Michael D. Bard          Chief Financial Officer and    September     , 1997
------------------------       Principal Accounting Officer
Michael D. Bard





/s/ James A. Kizer           Senior Vice President and     September      , 1997
------------------------       Chief Operating  Officer
James A. Kizer                 WorldNow Online Network, Inc.