Form 10-Q
period 1997-09-30
DATAMARK HOLDING INC
filed 1997-11-07
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from  __________ to _________

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
                             Yes     X      No
                                 ---------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of October 30, 1997, 8,605,767 of the Registrant's Common Shares were issued and outstanding.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                   September 30,      June 30,
                                                       1997             1997
                                                       ----             ----
CURRENT ASSETS:
  Cash                                             $ 1,794,648      $ 4,952,274
  Trade accounts receivable, net of allowance
     for doubtful accounts of $61,000                  795,437          668,743
  Inventory                                            665,820          361,571
  Other current assets                                  62,482          224,514
                                                   -----------      -----------
     Total current assets                            3,318,387        6,207,102
                                                   -----------      -----------

INVESTMENTS                                            750,000                -
                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
  Computer and office equipment                      5,886,443        5,807,690
  Furniture, fixtures and leasehold
    improvements                                       960,891          872,555
  Printing equipment                                   479,747          479,635
  Vehicles                                              40,525           40,525
                                                   -----------      -----------
                                                     7,367,606        7,200,405
  Less accumulated depreciation and
    amortization                                    (1,430,970)      (1,045,066)
                                                   -----------      -----------
     Net property and equipment                      5,936,636        6,155,339
                                                   -----------      -----------

OTHER ASSETS                                            46,436           46,436
                                                   -----------      -----------

                                                   $10,051,459      $12,408,877
                                                   ===========      ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                        DATAMARK HOLDING, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,      June 30,
                                                       1997             1997
                                                       ----             ----
CURRENT LIABILITIES:
  Accounts payable                                 $ 1,260,357      $ 1,482,865
  Accrued liabilities                                  857,322          896,905
  Notes payable                                         20,340          128,024
  Other current liabilities                             75,000           75,000
                                                   -----------      -----------
     Total current liabilities                       2,213,019        2,582,794
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 2,500,000
    shares authorized; no shares issued                      -                -
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 8,560,932 and 8,085,407
    shares outstanding, respectively                       856              856
  Additional paid-in capital                        22,714,366       22,714,366
  Accumulated deficit                              (14,876,782)     (12,889,139)
                                                   -----------      -----------
     Total stockholders' equity                      7,838,440        9,826,083
                                                   -----------      -----------

                                                   $10,051,459      $12,408,877
                                                   ===========      ===========












      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                        DATAMARK HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (Unaudited)
                                                        1997            1996
                                                    -----------     -----------

NET SALES:
  Direct mail marketing                             $ 2,546,836     $ 1,481,171
  Computer online marketing                             256,532               -
                                                    -----------     -----------
     Total sales                                      2,803,368       1,481,171
                                                    -----------     -----------
COST OF SALES:
  Postage                                             1,048,489         524,499
  Materials and printing                                707,442         514,266
  Computer online operations                            129,564               -
                                                    -----------     -----------
     Total cost of sales                              1,885,495       1,038,765
                                                    -----------     -----------
GROSS MARGIN                                            917,873         442,406
                                                    -----------     -----------
OPERATING EXPENSES:
  General and administrative                          1,553,392         373,463
  Selling                                               923,304         391,490
  Research and development                              473,350         679,447
                                                    -----------     -----------
     Total operating expenses                         2,950,046       1,444,400
                                                    -----------     -----------
LOSS FROM OPERATIONS                                 (2,032,173)     (1,001,994)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
  Interest and other income                              45,597         162,643
  Interest expense                                       (1,067)         (1,150)
                                                    -----------     -----------
     Net other income                                    44,530         161,493
                                                    -----------     -----------

NET LOSS                                             (1,987,643)      $(840,501)
                                                    ===========     ===========

NET LOSS PER COMMON SHARE                               $(0.23)          $(0.10)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                  8,560,932       8,110,407
                                                    ===========     ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                        DATAMARK HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (Unaudited)

                              Increase (Decrease) in Cash

                                                       1997              1996
                                                   -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $(1,987,643)      $ (840,501)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                    385,904           65,709
      Changes in operating assets and
        liabilities, net of effect of
        acquisition-
          Trade accounts receivable                   (126,694)        (185,190)
          Inventory                                   (304,249)          15,787
          Other assets                                 162,031           (6,442)
          Accounts payable                            (222,508)        (314,792)
          Accrued liabilities                          (39,583)          70,046
          Other current liabilities                          -          (26,413)
                                                   -----------        ---------
      Net cash used in operating activities         (2,132,742)      (1,221,796)
                                                   -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investments                             (750,000)               -
  Purchase of property and equipment                  (167,201)        (772,953)
                                                   -----------        ---------
      Net cash used in investing activities           (917,201)        (772,953)
                                                   -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common
    stock and other contributed capital                      -           39,750
  Principal payments on borrowings                    (107,683)         (24,113)
                                                   -----------        ---------
      Net cash provided by financing activities       (107,683)          15,637
                                                   -----------        ---------

NET DECREASE IN CASH                                (3,157,626)      (1,979,112)
CASH AT BEGINNING OF PERIOD                          4,952,274       13,159,404
                                                   -----------        ---------

CASH AT END OF PERIOD                              $ 1,794,648      $11,180,292
                                                   ===========      ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

        The accompanying interim condensed financial statements as of September 30, 1997 and for the three months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. Certain previously reported amounts have been reclassified to conform to the current presentation. These reclassifications had no affect on the previously reported net loss.


NOTE 2  - ACQUISITION

        In January 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. in exchange for 325,000 shares of the Company's common stock, of which 25,000 shares are held in escrow pending the collection of trade accounts receivable. The acquisition has been accounted for as a purchase. The excess of the initial purchase price over the estimated fair value of the acquired assets less liabilities assumed was approximately $1,675,000. Due to the early stage of Sisna's technology development and commercialization, the excess purchase price was allocated to purchased research and development and expensed at the date of the acquisition. The assets acquired consisted of approximately $32,000 of trade accounts receivable, $124,000 of inventory and $500,000 of computer and office equipment and the liabilities assumed consisted of approximately $289,000 of trade accounts payable, $233,000 of notes payable and $134,000 of other accrued liabilities. The operations of Sisna, Inc. have been included in the accompanying statement of operations for the three months ended September 30, 1997.

        The following pro forma information for the three months ended September 30, 1996 presents the results of operations as if the acquisition of Sisna, Inc. had occurred at the beginning of that period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of that applicable period or of the results which may occur in the future.

                                                               Pro Forma
                                                          Three Months Ended
                                                          September 30, 1996
                                                          ------------------
                                                              (Unaudited)

Net sales                                                      $1,955,494
Loss from operations                                           (1,162,889)
Net loss                                                       (1,001,396)
Net loss per common share                                           (0.12)


NOTE 3 - SEGMENT INFORMATION

        Segment information for the Company as of September 30, 1997 and for the three months then ended, relating to the direct mail marketing business and the computer on-line marketing business, is as follows:


                                                          Corporate
                                          Computer      Interest Income
                           Direct Mail     On-line      Net of Interest
                            Marketing     Marketing        Expense           Total
                           -----------   ----------    ----------------    ----------
Net sales                  $2,546,836    $  256,532       $         -      $2,803,368

Net income (loss)             167,429    (2,196,125)           41,053      (1,987,643)

Depreciation and
   amortization                19,618       366,286                 -         385,904

Property and equipment
    purchases                 114,537        52,664                 -         167,201

Identifiable assets at
    September 30, 1997        933,879     6,433,727                         7,367,606


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview

        The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business has provided substantially all of the Company's revenues and it intends to continue to grow its direct mail marketing business.

        In fiscal 1994, the Company began developing its own proprietary advertiser and end-user funded national online network, known as, WorldNow Online (formerly named ValuOne Online). Since fiscal 1994, the Company has devoted significant resources towards the development of WorldNow Online and launched this proprietary service in the fourth quarter of fiscal 1997.

        In January 1997, the Company acquired Sisna, Inc. ("Sisna") an Internet service provider headquartered in Salt Lake City, Utah. The acquisition was accounted for as a purchase. The Company agreed to issue up to 325,000 shares (25,000 of which are held in escrow pending the collection of trade accounts receivable) of its common stock to acquire all of the outstanding shares of common stock of Sisna. Sisna's results of operations for the three months ended September 30, 1997 are included in the accompanying consolidated statement of operations.

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

Results of Operations

        The following table sets forth certain financial data as a percentage of net sales for the three months ended September 30, 1997 and 1996.


                                         1997                  1996
Net sales:
     Direct mail marketing               90.8%                100.0%
     Computer online marketing           9.2                     -
                                        -----                 -----
                                        100.0                 100.0
                                        -----                 -----
Cost of sales:
     Postage                             37.4                  35.4
     Materials and printing              25.3                  34.7
     Computer online operations           4.6                     -
                                        -----                 -----
                                         67.3                  70.1
                                        -----                 -----
Gross margin                             32.7                  29.9
                                        -----                 -----
Operating expenses:
     General and administrative          55.4                  25.2
     Selling                             32.9                  26.4
     Research and development            16.9                  45.9
                                        -----                 -----
                                        105.2                  97.5
                                        -----                 -----
Loss from operations                    (72.5)                (67.6)
                                        -----                 -----
Other income, net                         1.6                  10.9
                                        -----                  ----
Net loss                                (70.9)%               (56.7)%
                                        =====                 =====

Three months ended September 30, 1997 compared with three months ended September 30, 1996


Net Sales

        Net sales for the three months ended September 30, 1997 increased by 89.3% to $2,803,368 from $1,481,171 for the three months ended September 30, 1996. Net sales growth resulted primarily from a 65.4 % increase in the number of pieces mailed, to approximately 5,848,000 pieces during the three months ended September 30, 1997 from approximately 3,535,000 pieces during the three months ended September 30, 1996. The average price per piece mailed increased by 3.8% to $.435 during the three months ended September 30, 1997 from $.419 during the three months ended September 30, 1996. The acquisition of Sisna resulted in net sales of $238,988 during the three months ended September 30, 1997. Net sales from WorldNow Online during the three months ended September 30, 1997 were minimal.

Cost of Sales

        Postage expense increased 99.9% to $1,048,489 during the three months ended September 30, 1997 from $524,499 for the three months ended September 30, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended September 30, 1997 than during the three months ended September 30, 1996. Postage expense as a percent of direct mail marketing sales was 41.2% during the three months ended September 30, 1997 as compared to 35.4% during the three months ended September 30, 1996. This increase was primarily attributable to using more specialized mail patterns for direct mail marketing for customers during the three months ended September 30,1997, when compared to the three months ended September 30, 1996.

        Materials and printing expense increased 37.6% to $707,442 during the three months ended September 30, 1997 from $514,266 during the three months ended September 30, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended September 30, 1997 than during the three months ended September 30, 1996. Materials and printing expense as a percentage of direct mail marketing sales decreased to 27.8% during the three months ended September 30, 1997 from 34.7% during the three months ended September 30, 1996. The decrease in materials and printing expense as a percentage of net sales was primarily attributable to production efficiencies attained in the Company's print shop.

        Cost of sales for the computer online operations were $129,564 or 50.5% of computer online marketing sales.

Operating Expenses

        Research and development costs decreased 30.3% to $473,350 during the three months ended September 30, 1997 from $679,447 during the three months ended September 30, 1996. Research and development costs as a percentage of net sales decreased to 16.9% during the three months ended September 30, 1997 from 45.9% during the three months ended September 30, 1996. Research and development costs have decreased due to reduced levels of activity currently required for the development of WorldNow Online

        General and administrative expense increased 315.9% to $1,553,392 during the three months ended September 30, 1997 from $373,463 during the three months ended September 30, 1996. General and administrative expense as a percentage of net sales increased to 55.4% during the three months ended September 30, 1997 from 25.2% during the three months ended September 30, 1996. The increase in general and administrative expense as percentage of net sales was due to the addition of  administrative  and support  staff,  as well as  increased  related facilities costs, associated with WorldNow Online and the addition of administrative staff associated with the acquisition of the Internet service provider business.

        Selling expense increased 135.8% to $923,304 during the three months ended September 30, 1997 from $391,490 during the three months ended September 30, 1996. Selling expense as a percentage of net sales increased to 32.9% during the three months ended September 30, 1997 from 26.4% during the three months ended September 30, 1996. The increase in selling expense as a percentage of net sales was due to sales and marketing expenses incurred in connection with WorldNow Online and an increase in sales staff associated with direct mail marketing.

Segment Operating Results

         Direct mail marketing net sales for the three months ended September 30, 1997, increased by 71.9% to $2,546,836 from $1,481,171 for the three months ended September 30, 1996. Net sales growth resulted primarily from an increase in the number of pieces mailed during the three months ended September 30, 1997. Net income for the three months ended September 30, 1997 increased by 20.8% to $167,429 from $138,639 for the three months ended September 30, 1996.

        The net loss before income taxes from the computer online marketing segment increased 95.8% to $2,196,125 for the three months ended September 30, 1997, from $1,121,668 for the three months ended September 30, 1996. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and sales and marketing expenses incurred in connection with WorldNow Online.

        Net Corporate interest income was $41,053 for the three months ended September 30, 1997 and $142,528 for the three months ended September 30, 1996. Liquidity and Capital Resources

Liquidity and Capital Resources

        The Company historically has satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching WorldNow Online in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for net proceeds of $16,408,605 during fiscal year 1997, including the exercise of warrants.

        Operating activities consumed $2,132,742 during the three months ended September 30, 1997 compared to $1,221,796 during the three months ended September 30, 1996. The increase in cash consumed by operating activities during the three months ended September 30, 1997 as compared to 1996 was primarily attributable to increased costs associated with WorldNow Online.

        Cash used in investing activities was $917,201 and $772,953 during the three months ended September 30, 1997 and 1996, respectively. This increase in cash used for investing activities was primarily attributable to the investment in CommTouch, Ltd. of $750,000 and acquisition of equipment for $167,201during the quarter ended September 30, 1997 as compared to the acquisition of $772,953 of equipment during the quarter ended September 30, 1997.

        Cash used for principal repayments on loans was $107,683 during the three months ended September 30, 1997. Cash provided by financing activities was $15,637 during the three months ended September 30, 1996. This decrease in cash provided by financing activities was due to the Company not raising funds through the issuance of common stock in 1997 while loan repayments increased by $83,570 during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

        Management's current projections indicate that there will not be sufficient cash flows from operating activities during fiscal year 1998 to provide adequate working capital for the Company to implement its marketing strategy for WorldNow Online. As of September 30, 1997, the Company had $1,794,648 of cash and is attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. There can be no assurance that the additional funding will be available or if available, that it will be available on acceptable terms or in required amounts.

        The Company has entered into a three year sale and leaseback agreement which provided the Company with $3,000,000 in additional working capital during October 1997. The Company was required to place $250,000 in escrow upon signing this agreement and an additional $500,000 in escrow six months after the date of the agreement.

Forward Looking Information

        Statements regarding the Company's expectations as to future growth of the direct mail business, future revenue from WorldNow Online, and certain other statements presented in the Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) WorldNow Online has only generated minimal revenues, and it has not generated and may not generate the level of television station affiliates, users or advertisers anticipated, (ii) the costs to market the WorldNow Online service to television station affiliates, advertisers and users could be substantially higher than anticipated, (iii) the online industry is rapidly changing, and the Company may not have the technical or financial resources to obtain sufficient television station affiliates and advertisers and to generate sufficient Internet traffic in order to compete against existing online services or against services which are newly introduced or modified, and
(iv) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.


Item 6                EXHIBITS AND REPORTS ON FORM 8-K

        (a)    The following exhibits are filed herewith

                      Exhibit 27.1


                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DATAMARK HOLDING, INC.




Date:  November   4  , 1997             By   /s/ Michael D. Bard
                ------                     -----------------------------------
                                             Michael D. Bard
                                             Chief Financial Officer