Form 10-Q
period 1997-12-31
DATAMARK HOLDING INC
filed 1998-02-09
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1997

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ________________

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
                      Yes      X        No
                         -------------    ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of January 31, 1998, 8,593,767 of the Registrant's Common Shares were issued and outstanding.


                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                        December 31,           June 30,
                                                            1997                 1997
                                                            ----                 ----

CURRENT ASSETS:
  Cash                                                   $ 2,417,125          $ 4,952,274
  Trade accounts receivable, net of allowance
     for doubtful accounts of $61,000                        940,024              668,743
  Inventory                                                  218,697              361,571
  Other current assets                                       245,815              224,514
                                                         -----------          -----------
     Total current assets                                  3,821,661            6,207,102
                                                         -----------          -----------

PROPERTY AND EQUIPMENT:
  Computer and office equipment                            6,036,403            5,807,690
  Furniture, fixtures and leasehold
    improvements                                             859,878              872,555
  Printing equipment                                         681,111              479,635
  Vehicles                                                    11,466               40,525
                                                         -----------          -----------
                                                           7,588,858            7,200,405
  Less accumulated depreciation and
    amortization                                          (1,813,468)          (1,045,066)
                                                         -----------          -----------
     Net property and equipment                            5,775,390            6,155,339
                                                         -----------          -----------

INVESTMENT                                                   750,000                    -
                                                         -----------          -----------

OTHER ASSETS                                                  51,139               46,436
                                                         -----------          -----------

                                                         $10,398,190          $12,408,877
                                                         ===========          ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,            June 30,
                                                             1997                  1997
                                                             ----                  ----

CURRENT LIABILITIES:
  Accounts payable                                        $ 1,044,969          $ 1,482,865
  Current portion of capital lease obligation                 866,816                    -
  Accrued liabilities                                         616,079              896,905
  Notes payable                                                17,597              128,024
  Other current liabilities                                    75,000               75,000
                                                          -----------          -----------
     Total current liabilities                              2,620,461            2,582,794
                                                          -----------          -----------

CAPITAL LEASE OBLIGATION, net of current portion            1,658,495                    -
                                                          -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 2,500,000
    shares authorized; no shares issued                             -                    -
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 8,605,767 and 8,560,932
    shares outstanding, respectively                              861                  856
  Additional paid-in capital                               22,736,779           22,714,366
  Accumulated deficit                                     (16,618,406)         (12,889,139)
                                                          -----------          -----------
     Total stockholders' equity                             6,119,234            9,826,083
                                                          -----------          -----------

                                                          $10,398,190          $12,408,877
                                                          ===========          ===========









      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                  1997               1996
                                              -----------        -----------
NET SALES:
  Direct mail marketing                       $ 2,932,923        $ 1,236,841
  Computer online marketing                       174,668                  -
                                              -----------        -----------
     Total sales                                3,107,591          1,236,841
                                              -----------        -----------
COST OF SALES:
  Postage                                       1,139,085            486,527
  Materials and printing                          916,219            391,972
  Computer online operations                      212,577                  -
                                              -----------        -----------
     Total cost of sales                        2,267,881            878,499
                                              -----------        -----------
GROSS MARGIN                                      839,710            358,342
                                              -----------        -----------
OPERATING EXPENSES:
  General and administrative                    1,539,168            385,287
  Selling                                         653,218            357,339
  Research and development                        373,717            806,803
                                              -----------        -----------
     Total operating expenses                   2,566,103          1,549,429
                                              -----------        -----------
LOSS FROM OPERATIONS                           (1,726,393)        (1,191,087)
                                              -----------        -----------
OTHER (EXPENSE) INCOME:
  Interest and other income                        45,524            128,839
  Interest expense                                (60,755)                 -
                                              -----------        -----------
     Net other (expense) income                   (15,231)           128,839
                                              -----------        -----------
NET LOSS                                      $(1,741,624)       $(1,062,248)
                                              ===========        ===========
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE                                     $(0.20)            $(0.13)
                                              ===========        ===========
BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON  SHARES
  OUTSTANDING                                   8,605,767          8,128,649
                                              ===========        ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (Unaudited)

                                                1997               1996
                                             -----------        -----------

NET SALES:
  Direct mail marketing                      $ 5,479,759        $ 2,718,012
  Computer online marketing                      431,200                  -
                                             -----------        -----------
     Total sales                               5,910,959          2,718,012
                                             -----------        -----------
COST OF SALES:
  Postage                                      2,187,574          1,011,026
  Materials and printing                       1,623,661            906,238
  Computer online operations                     342,141                  -
                                             -----------        -----------
     Total cost of sales                       4,153,376          1,917,264
                                             -----------        -----------
GROSS MARGIN                                   1,757,583            800,748
                                             -----------        -----------
OPERATING EXPENSES:
  General and administrative                   3,092,560            758,750
  Selling                                      1,576,522            748,829
  Research and development                       847,067          1,486,250
                                             -----------        -----------
     Total operating expenses                  5,516,149          2,993,829
                                             -----------        -----------
LOSS FROM OPERATIONS                          (3,758,566)        (2,193,081)
                                             -----------        -----------
OTHER INCOME (EXPENSE):
  Interest and other income                       91,121            291,482
  Interest expense                               (61,822)            (1,150)
                                             -----------        -----------
     Other income, net                            29,299            290,332
                                             -----------        -----------
NET LOSS                                     $(3,729,267)       $(1,902,749)
                                             ===========        ===========
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE
                                                  $(0.43)            $(0.23)
                                             ===========        ===========
BASIC AND DILUTED WEIGHTED
  AVERAGE COMMON  SHARES
  OUTSTANDING                                  8,605,767          8,126,936
                                             ===========        ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.


                                 DATAMARK HOLDING, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                               (Unaudited)
                                       Increase (Decrease) in Cash

                                                                           1997                1996
                                                                       -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(3,729,267)         $(1,902,749)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                        784,721              139,478
      Loss on disposition of equipment                                      24,106                    -
      Changes in operating assets and liabilities, net of
        effect of acquisition-
          Trade accounts receivable                                       (271,281)             (44,208)
          Inventory                                                        142,874               25,523
          Other current assets                                             (21,301)            (340,812)
          Other assets                                                      (4,703)             (36,781)
          Accounts payable                                                (437,896)            (252,073)
          Accrued liabilities                                             (280,826)              70,682
          Other current liabilities                                              -              (26,411)
                                                                       -----------            ---------
      Net cash used in operating activities                             (3,793,573)          (2,367,351)
                                                                       -----------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment                                                  (750,000)                   -
  Purchase of property and equipment                                      (449,816)          (1,421,819)
  Proceeds from sale of equipment                                           20,938                    -
                                                                       -----------            ---------
      Net cash used in investing activities                             (1,178,878)          (1,421,819)
                                                                       -----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale and lease back of equipment                     2,750,000                    -
  Principal payments on capital lease obligation                          (224,689)                   -
  Principal payments on notes payable                                     (110,427)             (44,867)
  Net proceeds from the exercise of common stock
      options                                                               22,418               53,450
                                                                       -----------            ---------
      Net cash provided by financing activities                          2,437,302                8,583
                                                                       -----------            ---------
NET DECREASE IN CASH                                                    (2,535,149)          (3,780,587)
CASH AT BEGINNING OF PERIOD                                              4,952,274           13,159,404
                                                                       -----------            ---------
CASH AT END OF PERIOD                                                  $ 2,417,125           $9,378,817
                                                                       ===========            =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DATAMARK HOLDING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of December 31, 1997 and June 30, 1997 and for the three and six months ended December 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect the previously reported net loss.


NOTE 2  - ACQUISITIONS

         In January 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. ("Sisna") in exchange for 325,000 shares of the Company's common stock, of which 25,000 shares are held in escrow pending the collection of certain trade accounts receivable. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was approximately $1,675,000. Due to the early stage of Sisna's technology development, the excess purchase price was allocated to purchased research and development and expensed at the date of the acquisition. The assets acquired consisted of approximately $32,000 of trade accounts receivable, $124,000 of inventory and $500,000 of computer and office equipment and the liabilities assumed consisted of approximately $289,000 of trade accounts payable, $233,000 of notes payable and $134,000 of other accrued liabilities. The operations of Sisna have been included in the accompanying statements of operations since the acquistion date for the three and six months ended December 31, 1997.

The following pro forma information for the three and six months ended December 31, 1996 presents the results of operations as if the acquisition of Sisna had occurred at the beginning of each period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of that applicable period or of the results which may occur in the future.

                                          Pro Forma               Pro Forma
                                     Three Months Ended        Six Months Ended
                                      December 31, 1996       December 31, 1996
                                      -----------------       -----------------
                                         (Unaudited)             (Unaudited)

Net sales                                  $1,367,125              $3,322,619
Loss from operations                       (1,202,308)             (2,365,197)
Net loss                                   (1,080,552)             (2,081,948)
Basic net loss per common share                 (0.13)                  (0.25)

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. in exchange for shares of the Company's stock, in a transaction that will be accounted for as a purchase. The shareholders' of Books Now, Inc. received 100,000 shares of the Company's stock upon signing the agreement. The shareholders' of Books Now, Inc. can receive a maximum of 87,500 additional shares for each year for the next three years based on performance goals established in the exchange agreement. The average of the bid and ask price for the Company's stock on the date of exchange was $3.13.

NOTE 3 - EARNINGS (LOSS) PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share takes into consideration the dilutive effects of outstanding stock options and warrants. Due to the Company's net loss position, the inclusion of the common stock equivalents would decrease the net loss per share and therefore have not been added to basic weighted average shares.

         As of December 31, 1997 and 1996, the Company had 1,359,980 and 924,815
options  and  warrants  to  purchase   shares  of  common   stock   outstanding,
respectively.

NOTE 4 - SEGMENT INFORMATION

         Segment information for the Company as of December 31, 1997 and for the three months then ended, relating to the direct mail marketing business and the computer on-line marketing business, is as follows:

                                                                        Corporate
                                                 Computer           Interest Expense
                                Direct Mail       Online             Net of Interest
                                 Marketing       Marketing               Income                 Total
                                 ---------       ---------               ------                 -----
Net sales                       $2,932,923       $  174,668          $           -           $3,107,591
Net income (loss)                   60,835       (1,787,228)               (15,231)          (1,741,624)
Depreciation and
   amortization                     40,647          358,170                      -              398,817
Property and equipment
    purchases                       40,124          242,491                      -              282,615



         Segment information for the Company as of December 31, 1997 and for the six months then ended, relating to the direct mail marketing business and the computer on-line marketing business, is as follows:

                                                                       Corporate
                                                 Computer           Interest Income
                                Direct Mail       Online            Net of Interest
                                 Marketing       Marketing              Expense               Total
                                 ---------       ---------              -------               -----
Net sales                       $5,479,759      $   431,200          $          -          $5,910,959
Net income (loss)                  228,264       (3,986,830)               29,299          (3,729,267)
Depreciation and
   amortization                     60,265          724,456                     -             784,721
Property and equipment
    purchases                      154,661          295,155                     -             449,816
Identifiable assets at
    December 31, 1997            1,088,540        6,500,318                     -           7,588,858


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

         In fiscal 1994, the Company began developing its own proprietary advertiser and end-user funded national online network, known as WorldNow Online (formerly named ValuOne Online). Since fiscal 1994, the Company has devoted significant resources towards the development of WorldNow Online and launched this proprietary service in the fourth quarter of fiscal 1997. WorldNow Online is attempting to create a national Internet-based network of local television stations by signing affiliation agreements with television stations in major television markets in the United States. By providing free web hosting services and revenue opportunities to local television stations, WorldNow Online obtains free television commercial advertising driving Internet traffic to the WorldNow Online website. WorldNow Online provides and aggregates national content and advertising for its local television station affiliates, who augment the national content with highly relevant local content and advertising. Although the Company believes it will sign affiliate agreements with television stations in up to 100 markets, WorldNow Online has to date only signed affiliate agreements with television stations in nineteen markets.

         In January 1997, the Company acquired Sisna, Inc. ("Sisna") an Internet service provider headquartered in Salt Lake City, Utah. The acquisition was accounted for as a purchase. The Company agreed to issue up to 325,000 shares (25,000 of which are held in escrow pending the collection of certain trade accounts receivable) of its common stock to acquire all of the outstanding shares of common stock of Sisna. Sisna's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. in exchange for a maximum of 362,500 shares of the Company's common stock. 100,000 shares were issued at closing, and 262,500 shares are subject to a three year earn-out based upon financial performance. The acquisition will be accounted for as a purchase.

         The Company charges fees for its direct mail operation based primarily on the number of mailings provided to each customer. Support services which are typically bundled with the mailing include targeting and profiling the mailing audience, designing and printing the mailing, and analyzing the results of the mailing campaign. The cost of postage is a significant element of any direct mail campaign. Although management believes that a postal rate increase will not have a material long-term effect on demand, there can be no assurance that postal rate increases will not depress the number or reduce the profitability of mailings by the Company. Additionally, fluctuations in the price of paper or other materials may adversely impact the profitability of mailings by the Company in the future.


Results of Operations

         The following  table sets forth  certain  summary  financial  data as a percentage  of total net sales for the three months ended  December 31, 1997 and
1996.
                                               1997                      1996
                                               ----                      ----
Net sales:
     Direct mail marketing                     94.4%                    100.0%
     Computer online marketing                  5.6                         -
                                              -----                     -----
                                              100.0                     100.0
                                              -----                     -----
Cost of sales:
     Postage                                   36.7                      39.3
     Materials and printing                    29.5                      31.7
     Computer online operations                 6.8                        -
                                              -----                     -----
                                               73.0                      71.0
                                              -----                     -----
Gross margin                                   27.0                      29.0
                                              -----                     -----
Operating expenses:
     General and administrative                49.6                      31.2
     Selling                                   21.0                      28.9
     Research and development                  12.0                      65.2
                                               ----
                                               82.6                     125.3
                                              -----                     -----
Loss from operations                          (55.6)                    (96.3)
                                              -----                     -----
Other (expense) income, net                    (0.4)                     10.4
                                              -----                     -----
Net loss                                      (56.0)%                   (85.9)%




         The following  table sets forth  certain  summary  financial  data as a percentage  of total net sales for the six months  ended  December  31, 1997 and
1996.
                                               1997                      1996
                                               ----                      ----
Net sales:
     Direct mail marketing                     92.7%                    100.0%
     Computer online marketing                  7.3                         -
                                              -----                     -----
                                              100.0                     100.0
                                              -----                     -----
Cost of sales:
     Postage                                   37.0                      37.2
     Materials and printing                    27.5                      33.3
     Computer online operations                 5.8                         -
                                              -----                     -----
                                               70.3                      70.5
                                              -----                     -----
Gross margin                                   29.7                      29.5
                                              -----                     -----
Operating expenses:
     General and administrative                52.3                      27.9
     Selling                                   26.7                      27.6
     Research and development                  14.3                      54.7
                                              -----                     -----
                                               93.3                     110.2
                                              -----                     -----
Loss from operations                          (63.6)                    (80.7)
                                              -----                     -----
Other income, net                               0.5                      10.7
                                              -----                     -----
Net loss                                      (63.1)%                   (70.0)%
                                              =====                     =====

Three months ended December 31, 1997 compared with three months ended December 31, 1996, and six months ended December 31, 1997 compared with six months ended December 31, 1996


Net Sales

         Net sales for the three months ended December 31, 1997 increased by 151.3% to $3,107,591 from $1,236,841 for the three months ended December 31, 1996. Net sales growth resulted primarily from a 131.2 % increase in the number of pieces mailed, to approximately 6,820,000 pieces during the three months ended December 31, 1997 from approximately 2,950,000 pieces during the three months ended December 31, 1996. This increase in the number of pieces sold and mailed is attributable to the increase in the sales staff. The average price per piece mailed increased by 2.6% to $.430 during the three months ended December 31, 1997 from $.419 during the three months ended December 31, 1996. The acquisition of Sisna resulted in net sales of $172,715 during the three months ended December 31, 1997. Net sales from WorldNow Online during the three months ended December 31, 1997 were minimal due to the delay in signing television affiliates.

         Net sales for the six months ended December 31, 1997 increased by 117.5% to $5,910,959 from $2,718,012 for the six months ended December 31, 1996. Net sales growth resulted primarily from a 95.3% increase in the number of pieces mailed, to approximately 12,668,000 pieces during the six months ended December 31, 1997 from approximately 6,485,000 pieces during the six months ended December 31, 1996. This increase in the number of pieces sold and mailed is attributable to the increase in the sales staff. The average price per piece mailed increased by 2.6% to $.430 during the six months ended December 31, 1997 from $.419 during the six months ended December 31, 1996. The acquisition of Sisna resulted in net sales of $411,703 during the six months ended December 31, 1997. Net sales from WorldNow Online during the six months ended December 31, 1997 were minimal due to the delay in signing television affiliates.

Cost of Sales

         Postage expense increased 134.1% to $1,139,085 during the three months ended December 31, 1997 from $486,527 for the three months ended December 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended December 31, 1997 than during the three months ended December 31, 1996. Postage expense as a percent of direct mail marketing sales was 38.8% during the three months ended December 31, 1997 as compared to 39.3% during the three months ended December 31, 1996.

         Postage expense increased 116.4% to $2,187,574 during the six months ended December 31, 1997 from $1,011,026 for the six months ended December 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the six months ended December 31, 1997 than during the six months ended December 31, 1996. Postage expense as a percent of direct mail marketing sales was 39.9% during the six months ended December 31, 1997 as compared to 37.2% during the six months ended December 31, 1996. This increase was primarily attributable to using more specialized mail patterns for direct mail marketing for customers during the six months ended December 31, 1997, when compared to the six months ended December 31, 1996.

         Materials and printing expense increased 133.7% to $916,219 during the three months ended December 31, 1997 from $391,972 during the three months ended December 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the three months ended December 31, 1997 than during the three months ended December 31, 1996. Materials and printing expense as a percentage of direct mail marketing sales decreased to 31.2% during the three months ended December 31, 1997 from 31.7% during the three months ended December 31, 1996.

         Materials and printing expense increased 79.2% to $1,623,661 during the six months ended December 31, 1997 from $906,238 during the six months ended December 31, 1996. The increase was primarily attributable to a higher number of pieces mailed during the six months ended December 31, 1997 than during the six months ended December 31, 1996. Materials and printing expense as a percentage of direct mail marketing sales decreased to 29.6% during the six months ended December 31, 1997 from 33.3% during the six months ended December 31, 1996. The decrease in materials and printing expense as a percentage of net sales was primarily attributable to production efficiencies attained in the Company's print shop.

         Cost of sales for the computer online operations during the three months ended December 31, 1997 were $212,577 or 121.7% of computer online marketing sales. Cost of sales for the computer online operations during the six months ended December 31, 1997 were $342,141 or 79.3% of computer online marketing sales. Cost of sales during the quarter ended December 31, 1997 were greater than the net sales from computer online operations due to telecommunications costs. Since December 31, 1997, telecommunications costs have been reduced and are expected to be less than the associated net sales.


Operating Expenses


         General and administrative expense increased 299.5% to $1,539,168 during the three months ended December 31, 1997 from $385,287 during the three months ended December 31, 1996. General and administrative expense as a percentage of net sales increased to 49.6% during the three months ended December 31, 1997 from 31.2% during the three months ended December 31, 1996. The increase in general and administrative expense as percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online, the addition of administrative staff associated with the acquisition of the Internet service provider business and increased staff required to support the growth in the direct mail marketing business.

         General and administrative expense increased 307.6% to $3,092,560 during the six months ended December 31, 1997 from $758,750 during the six months ended December 31, 1996. General and administrative expense as a percentage of net sales increased to 52.3% during the six months ended December 31, 1997 from 27.9% during the six months ended December 31, 1996. The increase in general and administrative expense as percentage of net sales was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online, the addition of administrative staff associated with the acquisition of the Internet service provider business and increased staff required to support the growth in the direct mail marketing business.

         Selling expense increased 82.8% to $653,218 during the three months ended December 31, 1997 from $357,339 during the three months ended December 31, 1996. The increase in selling expense was due to sales and marketing expenses incurred in connection with WorldNow Online and an increase in sales staff associated with direct mail marketing. Selling expense as a percentage of net sales decreased to 21.0% during the three months ended December 31, 1997 from 28.9% during the three months ended December 31, 1996. The decrease in selling expense as a percentage of net sales was due to increased net sales in the direct mail marketing business.

         Selling expense increased 110.5% to $1,576,522 during the six months ended December 31, 1997 from $748,829 during the six months ended December 31, 1996. The increase in selling expense was due to sales and marketing expenses incurred in connection with WorldNow Online and an increase in sales staff associated with direct mail marketing. Selling expense as a percentage of net sales decreased to 26.7% during the six months ended December 31, 1997 from 27.6% during the six months ended December 31, 1996. The decrease in selling expense as a percentage of net sales was due to increased net sales.in the direct mail marketing business

         Research and development costs decreased 53.7% to $373,717 during the three months ended December 31, 1997 from $806,803 during the three months ended December 31, 1996. Research and development costs as a percentage of net sales decreased to 12.0% during the three months ended December 31, 1997 from 65.2% during the three months ended December 31, 1996. Research and development costs have decreased due to reduced levels of activity currently required for the development of WorldNow Online. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, features and content of the WorldNow online main site.

         Research and development costs decreased 43.0% to $847,067 during the six months ended December 31, 1997 from $1,486,250 during the six months ended December 31, 1996. Research and development costs as a percentage of net sales decreased to 14.3% during the six months ended December 31, 1997 from 54.7% during the six months ended December 31, 1996. Research and development costs have decreased due to reduced levels of activity currently required for the development of WorldNow Online. To remain competitive, the Company must continue to enchance and improve the responsiveness, functionality, features and content of the WorldNow online main site.


Segment Operating Results

                  Direct mail marketing net sales for the three months ended December 31, 1997 increased by 137.1% to $2,932,923 from $1,236,841 for the three months ended December 31, 1996. Net sales growth resulted primarily from an increase in the number of pieces mailed during the three months ended
December 31, 1997. Net income for the three months ended December 31, 1997 decreased by 31.3% to $60,835 from $88,493 for the three months ended December 31, 1996. Profits have decreased due to the cost of additional staff required to support the current and future revenue growth.

         Direct mail marketing net sales for the six months ended December 31, 1997 increased by 101.6% to $5,479,759 from $2,718,012 for the six months ended December 31, 1996. Net sales growth resulted primarily from an increase in the number of pieces mailed during the three months ended December 31, 1997. Net income for the six months ended December 31, 1997 increased by 0.5% to $228,264 from $227,132 for the six months ended December 31, 1996. Profits have not increased due to the cost of additional staff required to support the current and future revenue growth.

         The net loss before income taxes from the computer online marketing segment increased 39.7% to $1,787,228 for the three months ended December 31, 1997, from $1,279,580 for the three months ended December 31, 1996. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and sales and marketing expenses incurred in connection with WorldNow Online.

         The net loss before income taxes from the computer online marketing segment increased 64.7% to $3,986,830 for the six months ended December 31, 1997, from $2,421,363 for the six months ended December 31, 1996. This increase was due to continued research and development efforts, the addition of administrative and support staff, as well as related facilities costs, and sales and marketing expenses incurred in connection with WorldNow Online.

         Net corporate interest expense was $15,231 for the three months ended December 31, 1997 due to interest payments on the capital lease obligation offset by interest income earned on the cash balances. Interest income was $128,839 for the three months ended December 31, 1996 due to higher average cash balances.

         Net Corporate interest income was $29,299 for the six months ended December 31, 1997 due to interest earned on cash balances offset by interest payments on the capital lease obligation. Interest income earned on cash balances was $290,332 for the six months ended December 31, 1996.


Liquidity and Capital Resources

         Prior to calendar year 1996, the Company satisfied its cash requirements through cash flows from operating activities and borrowings from financial institutions and related parties. However, in order to fund the expenses of developing and launching WorldNow Online in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for net proceeds of $16,408,605 during fiscal year 1997, including the exercise of warrants.

         In October 1997, the Company entered into a three year sale and leaseback agreement which provided the Company with $2,750,000,000 in additional working capital. The Company was required to place $250,000 in escrow upon signing this agreement and will be required to place an additional $500,000 in escrow six months after the date of the agreement.

         Operating activities used $3,793,573 during the six months ended December 31, 1997 compared to $2,367,351 during the six months ended December 31, 1996. The increase in cash used by operating activities during the six months ended December 31, 1997 as compared to 1996 was primarily attributable to increased costs associated with WorldNow Online.

         Cash used in investing activities was $1,178,878 and $1,421,819 during the six months ended December 31, 1997 and 1996, respectively. During the six months ended December 31, 1997, the Company's investing activities included the investment in CommTouch, Ltd. of $750,000 and acquisition of equipment for $449,816. During the six months ended December 31, 1996, the Company acquired $1,421,819 of equipment.

         Cash provided by financing activities was $2,437,302 during the six months ended December 31, 1997 as compared to $8,583 during the six months ended December 31, 1996. The increase in cash provided was attributable to the net receipt of $2,750,000 from the sale leaseback agreement entered into in October 1997. This increase in cash provided during the six months ended December 31, 1997 was offset in part by principal repayments on the capital lease obligation and other notes payable totaling $335,116.

         Management projects that there will not be sufficient cash flows from operating activities during fiscal year 1998 to provide capital for the Company to implement its marketing strategy for WorldNow Online. As of December 31, 1997, the Company had $2,417,125 of cash. The Company is attempting to obtain additional debt or equity funding and is considering the sale of certain tangible and intangible assets as an alternative source of working capital. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. There can be no assurance that the additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

Year 2000 Issue

         The Company's systems are compliant with the Year 2000 issues. It further expects that costs associated to achieve compliance with the Year 2000 issue with other entities with which the Company electronically interacts will be minimal.


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


                                          DATAMARK HOLDING, INC.


Date:  February   6, 1998           By   /s/ Michael D. Bard
               -----                      --------------------------
                                          Michael D. Bard
                                          Chief Financial Officer