Form 10-Q
period 1998-03-31
DATAMARK HOLDING INC
filed 1998-05-11
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                    FORM 10-Q
                                    ---------

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998
                                        --------------

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        -----------------        ----------

                         Commission File Number 0-20771

                             DATAMARK HOLDING, INC.
             (exact name of registrant as specified in its charter)

         Delaware                                      87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

448 E. Winchester Street, Suite 400
Salt Lake City, Utah                                        84107
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
                                    Yes       X       No
                                             ---        ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of April 30, 1998, 7,027,626 of the Registrant's Common Shares were issued and outstanding.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS
                                                              March 31,          June 30,
                                                                1998               1997
                                                           -----------          -----------
CURRENT ASSETS:
  Cash and cash equivalents                                 $6,946,635          $ 4,938,404
  Trade accounts receivable, net of allowance
     for doubtful accounts of $0                                 1,449                    -
  Inventory                                                     10,291                    -
  Other current assets                                         516,302               74,742
  Net current assets of discontinued operations                      -              105,739
                                                           -----------          -----------
     Total current assets                                    7,474,677            5,118,885
                                                           -----------          -----------
PROPERTY AND EQUIPMENT:
  Computer and office equipment                              5,992,855            5,210,607
  Furniture, fixtures and leasehold
    improvements                                               737,965              724,717
  Vehicles                                                           -               29,059
                                                           -----------          -----------
                                                             6,730,820            5,964,383
  Less accumulated depreciation and
    amortization                                            (1,603,457)            (510,307)
                                                           -----------          -----------
     Net property and equipment                              5,127,363            5,454,076
                                                           -----------          -----------

INVESTMENT                                                     750,000                    -
                                                           -----------          -----------

NET NON-CURRENT ASSETS OF
  DISCONTINUED OPERATIONS                                            -              709,063
                                                           -----------          -----------

OTHER ASSETS                                                 1,243,220               38,636
                                                           -----------          -----------
                                                           $14,595,260          $11,320,660
                                                           ===========          ===========

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.



                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             March 31,             June 30,
                                                               1998                 1997
                                                           -----------          -----------
CURRENT LIABILITIES:
  Accounts payable                                            $166,493          $ 1,086,474
  Current portion of capital lease obligation                  960,777                    -
  Accrued liabilities                                          471,361              408,103
  Other current liabilities                                     33,000                    -
                                                           -----------          -----------
     Total current liabilities                               1,631,631            1,494,577
                                                           -----------          -----------

CAPITAL LEASE OBLIGATION, net of current portion             1,359,877                    -
                                                           -----------          -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 2,500,000
    shares authorized; no shares issued                              -                    -
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 8,834,475 and 8,560,932
    shares outstanding, respectively                               883                  856
  Additional paid-in capital                                22,595,286           22,714,366
  Accumulated deficit                                      (10,992,417)         (12,889,139)
                                                           -----------          -----------
     Total stockholders' equity                             11,603,752            9,826,083
                                                           -----------          -----------

                                                           $14,595,260          $11,320,660
                                                           ===========          ===========

                The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.






                    .DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                          1998              1997
                                                                                     -----------         -----------

NET SALES                                                                               $385,671                   -

COST OF SALES                                                                            258,144                   -

GROSS MARGIN                                                                             127,527                   -
                                                                                     -----------         -----------
OPERATING EXPENSES:
  General and administrative                                                           1,122,273             388,405
  Research and development                                                               454,218           1,050,463
  Selling                                                                                188,861             341,400
                                                                                     -----------         -----------
     Total operating expenses                                                          1,765,352           1,780,268
                                                                                     -----------         -----------
LOSS FROM CONTINUING OPERATIONS                                                       (1,637,825)         (1,780,268)
                                                                                     -----------         -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                               27,140             120,259
  Interest expense                                                                       (53,537)                  -
                                                                                     -----------         -----------
     Other income (expense), net                                                         (26,397)            120,259
                                                                                     -----------         -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                  (1,664,222)         (1,660,009)

INCOME TAX BENEFIT (Note 3)                                                            2,733,829                   -
                                                                                     -----------         -----------
INCOME (LOSS) BEFORE  DISCONTINUED OPERATIONS                                          1,069,607          (1,660,009)
                                                                                     -----------         -----------
DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued direct mail marketing
subsidiary                                                                               (50,548)            120,901
 ,   net of income tax benefit (provision) of $30,329 and $72,540, respectively
  Gain on sale of direct mail marketing subsidiary, net of income tax
provision of                                                                           4,394,717                   -
    $2,636,831
  Loss from operations of discontinued Internet service provider
subsidiary, net of                                                                       (20,698)         (1,823,006)
    income tax benefit of $12,419 and $72,540, respectively
  Gain on sale of Internet service provider subsidiary, net of income tax
    provision of $139,746                                                                232,911                   -
                                                                                     -----------         -----------
INCOME  (LOSS) FROM DISCONTINUED OPERATIONS                                            4,556,382          (1,702,105)
                                                                                     -----------         -----------
NET INCOME (LOSS)                                                                     $5,625,989         $(3,362,114)
                                                                                     ===========         ===========
NET INCOME (LOSS) PER COMMON SHARE (Note 4):
  Income (loss) before discontinued operations:
    Basic
                                                                                           $0.12              $(0.20)
    Diluted
                                                                                           $0.12              $(0.20)
                                                                                                         ===========

  Net income (loss):
    Basic
                                                                                           $0.64              $(0.40)
    Diluted
                                                                                           $0.64              $(0.40)
                                                                                     ===========         ===========
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING
  Basic                                                                                8,763,505           8,479,376
  Diluted                                                                              8,832,086           8,479,376
                                                                                     ============        ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.



                    .DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                         1998                 1997
                                                                                     -----------         -----------
NET SALES                                                                               $405,158          $        -

COST OF SALES                                                                            323,201                   -
                                                                                     -----------         -----------
GROSS MARGIN                                                                              81,957                   -
                                                                                     -----------         -----------
OPERATING EXPENSES:
  General and administrative                                                           2,881,136             770,072
  Research and development                                                             1,301,285           2,158,057
  Selling                                                                              1,167,222           1,272,853
                                                                                     -----------         -----------
     Total operating expenses                                                          5,349,643           4,200,982
                                                                                     -----------         -----------
LOSS FROM CONTINUING OPERATIONS                                                       (5,267,686)         (4,200,982)
                                                                                     -----------         -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                              115,823             410,440
  Interest expense                                                                      (108,746)               (650)
                                                                                     -----------         -----------
     Other income, net                                                                     7,077             409,790
                                                                                     -----------         -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                  (5,260,609)         (3,791,192)

INCOME TAX BENEFIT (Note 3)                                                            2,684,000                   -
                                                                                     -----------       -------------
LOSS BEFORE  DISCONTINUED OPERATIONS                                                  (2,576,609)         (3,791,192)


DISCONTINUED OPERATIONS:
  Income from operations of discontinued direct mail marketing subsidiary,
net of                                                                                   111,377             263,672
    income tax provision of $66,827 and $158,203, respectively
  Gain on sale of direct mail marketing subsidiary, net of income tax
provision                                                                              4,394,717                   -
    of $2,636,831
  Loss from operations of discontinued Internet service provider
subsidiary, net of                                                                      (265,674)         (1,737,343)
    income tax benefit of $159,404 and $158,203, respectively
  Gain on sale of Internet service provider subsidiary, net of income tax
    provision of $139,746                                                                232,911                   -
                                                                                     -----------         -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                             4,473,331          (1,473,671)
                                                                                     -----------         -----------
NET INCOME (LOSS)                                                                     $1,896,722         $(5,264,863)
                                                                                     ===========         ===========
NET INCOME (LOSS) PER  COMMON SHARE (Note 4):
  Loss before discontinued operations:
    Basic
                                                                                          $(0.30)             $(0.46)
    Diluted
                                                                                          $(0.30)             $(0.46)
                                                                                      ===========         ===========

  Net income (loss):
    Basic
                                                                                           $0.22              $(0.64)
    Diluted
                                                                                           $0.21              $(0.64)
                                                                                     ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                                8,660,717           8,242,116
  Diluted                                                                              8,862,132           8,242,116
                                                                                     ===========         ===========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.




                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                                1998               1997
                                                                            -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $1,896,722       $(5,264,863)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Gain on sale of direct mail marketing and Internet service operations  (7,404,205)                -

      Depreciation and amortization                                           1,126,854           115,015
      Acquired research and development                                               -         1,674,721
      Stock issued in lieu of compensation                                       61,250                 -
      Amortization of goodwill                                                   26,932                 -
      Loss on disposition of equipment                                           11,196                 -
      Changes in operating assets and liabilities,  net of effect of acquisition and dispositions:
          Trade accounts receivable                                              98,563            (2,207)
          Inventory                                                             193,886                 -
          Net current assets of discontinued operations                               -            73,592
          Other current assets                                                 (282,348)          (48,828)
          Other assets                                                          (24,675)          (33,331)
          Accounts payable                                                     (805,328)           16,364
          Accrued liabilities                                                  (203,570)           54,132
          Other current liabilities                                              33,000                 -
                                                                            -----------         ---------
      Net cash used in operating activities                                  (5,271,723)       (3,415,405)
                                                                            -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment                                                       (750,000)                -
  Purchase of property and equipment                                           (802,414)       (2,675,116)
  Increase in net non-current assets of discontinued operations                       -          (608,118)
  Proceeds from sale of equipment                                                20,938                 -
                                                                            -----------         ---------
      Net cash used in investing activities                                  (1,531,476)       (3,283,234)
                                                                            -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of direct mail marketing and Internet
services                                                                      6,857,300                 -
    operations
  Net proceeds from the issuance of common stock and other
      contributed capital                                                             -         1,829,555
  Net proceeds from sale and lease back of equipment                          2,750,000                 -
  Principal payments on capital lease obligation                               (429,346)                -
  Principal payments on notes payable                                          (288,812)         (43,201)
  Acquisition of common stock                                                  (200,000)                -
  Proceeds from borrowings                                                       86,000                 -
  Net proceeds from the exercise of common stock options                         22,418                 -
                                                                            -----------         ---------
      Net cash provided by financing activities                               8,797,560         1,786,354
                                                                            -----------         ---------
NET INCREASE (DECREASE ) IN CASH                                              1,994,361        (4,912,285)
CASH AT BEGINNING OF PERIOD                                                   4,952,274        13,159,404
                                                                            -----------         ---------
CASH AT END OF PERIOD                                                       $ 6,946,635        $8,247,119
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

                     DATAMARK HOLDING, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of March 31, 1998 and June 30, 1997 and for the three and nine months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1998. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect the previously reported net loss.


NOTE 2  - ACQUISITIONS AND DISPOSITIONS

         In January 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. ("Sisna") in exchange for 325,000 shares of the Company's common stock. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was approximately $1,675,000. Due to the early stage of Sisna's technology development, the excess purchase price was allocated to purchased research and development and expensed at the date of the acquisition. The assets acquired consisted of approximately $32,000 of trade accounts receivable, $124,000 of inventory and $500,000 of computer and office equipment and the liabilities assumed consisted of approximately $289,000 of trade accounts payable, $233,000 of notes payable and $134,000 of other accrued liabilities.

         In March 1998, the Company sold Sisna back to Sisna's former major shareholder, who was a director of the Company, in exchange for 35,000 shares of the Company's common stock. The purchaser of Sisna received tangible assets of approximately $55,000 of trade accounts receivable, $35,000 of prepaid expenses, $48,000 of computer and office equipment and $10,000 of other assets and assumed liabilities of $33,000 of trade accounts payable, $102,000 of notes payable, and $244,000 of other accrued liabilities.

         The operations of Sisna have been included in the accompanying statements of operations from the acquisition date in January 1997 through the sale in March 1998 as part of discontinued operations.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. in exchange for shares of the Company's common stock, in a transaction that was accounted for as a purchase. The shareholders' of Books Now, Inc. received 100,000 shares of the Company's common stock upon signing the agreement. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was approximately $539,000. The tangible assets acquired consisted of approximately $22,000 of inventory and $50,000 of computer and office equipment and the liabilities assumed consisted of approximately $115,000 of trade accounts payable, $136,000 of notes payable and $125,000 of other accrued liabilities.

         The shareholders' of Books Now, Inc. can receive a maximum of 87,500 additional shares of the Company's common stock for each year for the next three years based on performance goals established in the exchange agreement. The average of the bid and ask price for the Company's stock on the date of exchange was $3.13.

         The following pro forma information for the three and nine months ended March 31, 1997 and the nine months ended March 31, 1998 presents the Company's pro forma results of operations as if the acquisition of Books Now had occurred at the beginning of each period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of that applicable period or of the results which may occur in the future.

                                                  Pro Forma               Pro Forma             Pro Forma
                                              Three Months Ended      Nine Months Ended     Nine Months Ended
                                                March 31, 1997         March 31, 1997         March 31, 1998
                                                --------------         --------------         --------------
                                                 (Unaudited)             (Unaudited)           (Unaudited)


Net sales                                          $103,185               $224,114               $632,017
Income (loss) from operations                    (1,838,630)            (4,369,944)            (5,423,779)
Net income (loss)                                (3,422,069)            (5,437,232)             1,733,225
Basic net income (loss) per
  common share                                        (0.40)                 (0.65)                  0.20
Diluted net income (loss) per
  common share                                        (0.40)                 (0.65)                  0.19

         In March 1998, DataMark Systems, Inc. ("DMS"), a wholly-owned subsidiary of the Company sold its direct mail advertising business to Focus Direct, Inc., a Texas corporation. Pursuant to an Asset Purchase Agreement,
Focus Direct, Inc. purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal, wherever located of DMS, DataMark Printing, Inc. ("Printing") and DataMark Lists, Inc., ("Lists") and WorldNow Online Network, Inc. (all wholly-owned subsidiaries of the Company) used in DMS's direct mail business. Focus Direct, Inc. also agreed to assume certain liabilities of DMS, Printing, and Lists. Focus Direct, Inc. is not affiliated with the Company.

         Pursuant to the Agreement, Focus Direct, Inc. will pay the Company $7,700,000 for the above described assets. Focus Direct, Inc. paid the Company $6,900,000 at closing and will pay the additional $800,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing.

         This sale resulted in a gain of $7,031,548. The purchaser received tangible assets of approximately $492,922 of trade accounts receivable, $179,276 of inventory, $577,869 of furniture and equipment and $10,550 of other assets and assumed liabilities of $592,440 of trade accounts payable and $320,939 of other accrued liabilities.


NOTE 3 - INCOME TAXES

         The income tax benefits for the three and nine months ended March 31, 1998 of $2,733,829 and $2, 684,000, respectively, result from the tax effect of the gain on sale of direct mail marketing and Internet service operations being offset with net operating loss carryforwards which were not previously recorded by the Company.


NOTE 4 - EARNINGS (LOSS) PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share takes into consideration the dilutive effects of outstanding stock options. During periods in which the Company incurs a net loss, the inclusion of the common stock equivalents would decrease the net loss per share and therefore have not been added to basic weighted average shares.

         The calculation of the weighted average number of common shares outstanding is as follows:

                                                       Three Months Ended            Nine Months Ended
                                                         March 31, 1998                March 31, 1998
                                                        --------------                -------------
Weighted average number of shares
  for basic net income per common
  share                                                      8,763,505                    8,759,900
Stock Options                                                   68,581                     201,415
                                                        --------------                -------------
Weighted average number of shares
  for diluted net income per common
  share                                                      8,832,086                    8,961,315
                                                        ==============                =============



                                                        Three Months Ended            Nine Months Ended
                                                          March 31, 1997                March 31, 1997
                                                         ------------                   ------------
Weighted average number of shares
  for basic net income per common
  share                                                      8,479,376                      8,242,116
Stock Options                                                        -                              -
                                                          ------------                   ------------
Weighted average number of shares
  for diluted net income per common
  share                                                      8,479,376                      8,242,116
                                                          ============                   ============



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business had provided substantially all of the Company's revenues. The direct mail advertising business was sold in March 1998 and the operations of the direct mail marketing operations have been classified as discontinued operations in the accompanying consolidated financial statements.

         In fiscal 1994, the Company began developing its own proprietary advertiser and end-user funded national online network, known as WorldNow Online (formerly named ValuOne Online). Since fiscal 1994, the Company has devoted significant resources towards the development of WorldNow Online and launched this proprietary service in the fourth quarter of fiscal 1997. WorldNow Online is attempting to create a national Internet-based network of local television stations by signing affiliation agreements with television stations in major television markets in the United States. By providing free web hosting services and revenue opportunities to local television stations, WorldNow Online obtains free television commercial advertising driving Internet traffic to the WorldNow Online website. WorldNow Online provides and aggregates national content and advertising for its local television station affiliates, who augment the national content with highly relevant local content and advertising. Although the Company believes it will sign affiliate agreements with television stations in up to 100 markets, WorldNow Online has to date only signed affiliate agreements with television stations in twenty four markets.

         In January 1997, the Company acquired Sisna, Inc. ("Sisna") an Internet service provider headquartered in Salt Lake City, Utah. The acquisition was accounted for as a purchase. The Company agreed to issue up to 325,000 shares of its common stock to acquire all of the outstanding shares of common stock of Sisna. In March 1998 Sisna was resold to its original owner for 35,000 shares of the Company's common stock. Sisna's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition as discontinued operations.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now"), a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand shares were issued at closing, and 262,500 shares are subject to a three year earn-out based upon financial performance. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition.


Results of Operations


Three months ended March 31, 1998 compared with three months ended March 31, 1997, and nine months ended March 31, 1998 compared with nine months ended March 31, 1997


Net Sales

         Net sales for the three months ended March 31, 1998 were $385,671. The Books Now, Inc. acquisition accounted for $141,160 of the net sales and a one time sale of a turn-key Internet computer system accounted for $240,854. Net sales from WorldNow Online during the three months ended March 31, 1998 were minimal. There were no net sales from continuing operations during the three months ended March 31, 1997.

         Net sales for the nine months ended March 31, 1998 were $405,158. The Books Now, Inc. acquisition accounted for $141,160 of net sales and a one time sale of a turn-key Internet computer system accounted for $240,854. Net sales from WorldNow Online during the nine months ended March 31, 1998 were minimal. There were no net sales from continuing operations during the nine months ended March 31, 1997.

Cost of Sales

         Cost of sales for the computer online operations during the three months ended March 31, 1998 were $258,144 or 66.9% of computer online marketing sales. Cost of sales for the computer online operations during the nine months ended March 31, 1998 were $323,201 or 79.8% of computer online marketing sales. Cost of sales as a percentage of sales was less during the three months ended March 31, 1998 than during the nine months ended March 31, 1998 due to higher markups on the sale of a turn-key internet computer system.

Operating Expenses

         General and administrative expense increased 188.9% to $1,122,273 during the three months ended March 31, 1998 from $388,405 during the three months ended March 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff, depreciation expense, as well as increased related facilities costs, associated with WorldNow Online.

         General and administrative expense increased 274.1% to $2,881,136 during the nine months ended March 31, 1998 from $770,072 during the nine months ended March 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff, depreciation expense, as well as increased related facilities costs, associated with WorldNow Online.

         Selling expense decreased 44.7% to $188,861 during the three months ended March 31, 1998 from $341,400 during the three months ended March 31, 1997. The decrease in selling expense was due to reductions in the sales and marketing staff of WorldNow Online.

         Selling expense decreased 8.3% to $1,167,222 during the nine months ended March 31, 1998 from $1,272,853 during the nine months ended March 31, 1997. The decrease in selling expense was due to reductions in the sales and marketing staff of WorldNow Online.

         Research and development costs decreased 56.8% to $454,218 during the three months ended March 31, 1998 from $1,050,463 during the three months ended March 31, 1997. Research and development costs have decreased due to reduced levels of activity currently required for the development of WorldNow Online. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, features and content of the WorldNow online main site.

         Research and development costs decreased 39.7% to $1,301,285 during the nine months ended March 31, 1998 from $2,158,057 during the nine months ended March 31, 1997. Research and development costs have decreased due to reduced levels of activity currently required for the development of WorldNow Online. To remain competitive, the Company must continue to enchance and improve the responsiveness, functionality, features and content of the WorldNow online main site.

         During the three months ended March 31, 1998 the Company sold its direct mail marketing and Internet service operations for pretax gains of $7.031,548 and $372,657, respectively. During the three months ended March 31, 1998 the direct mail marketing operations incurred a pretax loss of $80,877 as compared to a pretax profit of $193,441 during the three months ended March 31, 1997. During the three months ended March 31, 1998 the Internet service operations incurred a pretax loss of $33,117 as compared to a pretaxloss of $1,895,546 during the three months ended March 31, 1997. The Internet service operations loss incurred during the three months ended March 31, 1997 included a charge of $1,674,721 for acquired research and development.

         During the nine months ended March 31, 1998 the Company sold its direct mail marketing and Internet service operations for pretax gains of $7,031,548 and $372,657, respectively. During the nine months ended March 31, 1998 the pretax profit from the direct mail marketing operations was $178,204 as compared to a profit of $421,875 during the nine months ended March 31, 1997. During the nine months ended March 31, 1998 the Internet service operations incurred a pretax loss of $425,078, as compared to a loss of $1,895,546 during the three months ended March 31, 1997. The Internet service operations loss incurred during the three months ended March 31, 1997 included a charge of $1,674,721 for acquired research and development.


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

         In October 1997, the Company entered into a three year sale and leaseback agreement which provided the Company with $2,750,000 in additional working capital. The Company was required to place $250,000 in escrow upon signing this agreement.

         In March 1998, the Company sold the net assets of DataMark Systems, Inc. their direct mail marketing subsidiary. To date the Company has received $6,857,300 from the sale of these net assets and will receive an additional $700,000 in June 1999.

         Operating activities used $5,271,723 during the nine months ended March 31, 1998 compared to $3,415,405 during the nine months ended March 31, 1997. The increase in cash used by operating activities during the nine months ended March 31, 1998 as compared to 1997 was primarily attributable to increased costs associated with WorldNow Online.

         Cash used in investing activities was $1,531,476 and $3,283,234 during the nine months ended March 31, 1998 and 1997, respectively. During the nine months ended March 31, 1998, the Company's investing activities included the investment in CommTouch, Ltd. of $750,000 and acquisition of equipment for $802,414. During the nine months ended March 31, 1997, the Company acquired $2,675,116 of equipment and invested $608,118 in net non-current assets of discontinued operations.

         Cash provided by financing activities was $8,797,560 during the nine months ended March 31, 1998 as compared to $1,786,354 during the nine months ended March 31, 1997. The increase in cash provided was attributable to the net receipt of $6,857,300 from the sale of direct mail marketing net assets in March 1998, $2,750,000 from the sale leaseback agreement entered into in October 1997 and $86,000 from loan proceeds. This increase in cash provided during the nine months ended March 31, 1998 was offset in part by principal repayments on the capital lease obligation and other notes payable totaling $718,158 and the payment of $200,000 for the retirement of common stock owned by a previous officer of the Company's direct mail advertising subsidiary. During the nine months ended March 31, 1997, the Company received $1,829,555 of net proceeds from the issuance of common stock and other contributed capital offset by $43,201 in principal repayments on notes.

         Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to implement its marketing strategy for WorldNow Online. As of March 31, 1998, the Company had $6,946,635 of cash. The Company is attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. There can be no assurance that the additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

         In April 1998 the Company purchased 1,800,000 shares of its common stock held by a previous officer of the Company in exchange for $1,500,000.


Year 2000 Issue

         The Company's systems are compliant with the Year 2000 issues. It further expects that costs associated to achieve compliance with the Year 2000 issue with other entities with which the Company electronically interacts will be minimal.


Forward Looking Information

         Statements regarding the Company's expectations as to future revenue from WorldNow Online, and certain other statements presented in the Form 10-Q constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) WorldNow Online has only generated minimal revenues, and it has not generated and may not generate the level of television station affiliates, users or advertisers anticipated, (ii) the costs to market the WorldNow Online service to television station affiliates, advertisers and users could be substantially higher than anticipated, (iii) the online industry is rapidly changing, and the Company may not have the technical or financial resources to obtain sufficient television station affiliates and advertisers and to generate sufficient Internet traffic in order to compete against existing online services or against services which are newly introduced or modified, and (iv) the direct mail business may not grow as anticipated due to competitive factors, including postage and material price increases which make direct mail uneconomical with other forms of advertising, and competition from other direct mailers over which the Company may not have a competitive advantage.

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


                                                     DATAMARK HOLDING, INC.


Date:  May 7, 1998                          By       /s/ Michael D. Bard
          ---                                 ----------------------------------
Michael D. Bard
                                                     Chief Financial Officer