Form 10-K
period 1998-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1998-10-13
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended   June 30, 1998
                                           -------------------
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from___________to___________

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
              (Previous Name of Registrant: DataMark Holding, Inc.)
             (exact name of registrant as specified in its charter)

         Delaware                                        87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

136 Heber Avenue, Suite 204
P. O. Box 8000
Park City, Utah                                            84060
(Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number, including area code:
                                 (435) 655-3617

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

                      Yes    X   .        No        .
                         ---------          ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of October 7, 1998, 13,099,210 of the Registrant's Common Shares were outstanding. As of October 7, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $22,903,028 based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the NASDAQ National Market.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated herein by reference, as indicated herein.

                                        PART I

ITEM 1.          BUSINESS
----
                                     SUMMARY

       Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") develops and markets proprietary electronic commerce software and technologies and online information services for a variety of computer platforms and hand-held computing devices connected to the Internet. The core technology is organized into three product groups which include: a suite of electronic commerce tools for building Internet storefronts designed for retailing a wide variety of consumer and business products; a distributed content publishing software suite that allows businesses to creatively deliver information services across the Internet as well as wireless networks; and a transaction software suite that incorporates a complete Internet payment processing system to streamline credit card transactions over the Internet. The Company utilizes its software suites to host and deliver information services and e-commerce tools to major businesses, Internet portals, and financial institutions on the Internet. The Company also licenses the software. The Company's sophisticated software and technology is currently used by major portals such as Excite, Netscape and America Online, as well as by the Company's own prominent group of Web-sites including www.weatherlabs.com and www.videosnow.com.

         The Company's four operating divisions include netClearing(TM), WeatherLabs(TM), Videos Now(TM), and Books Now(TM). The netClearing division utilizes both the e-commerce tools and the transaction software suite to provide a complete electronic commerce package for conducting business and facilitating credit card payment processing over the Internet. The WeatherLabs division supplies proprietary real-time weather information to online business throughout the world, and hosts its own web site for consumers and business customers. Videos Now and Books Now utilize the Company's software suites to operate
e-commerce web sites that sell media products such as videos, movies, LaserDiscs, DVDs, and books to consumers and online businesses.

         The Company's content and commerce software is designed to be co-branded or private labeled by its customers. This approach enables the Company's customers and partners to brand their own sites and products and build additional value into their online presence with the use of the Company's technology. The Company believes that significant revenue opportunities exist for all its divisions in the rapidly expanding e-commerce sector of the Internet industry.

         The Company believes that its combined strengths in information technology, software development and electronic commerce for the Internet equate to a powerful business model that can yield significant per-transaction based revenue streams at a comparatively low cost to the Company. The Company believes that this model for growth is sustainable in the rapidly expanding market for Internet commerce.

                                INTERNET STRATEGY

General

         The Company develops sophisticated e-commerce software and information services for the Internet. The Company has created unique e-commerce, content publishing, and payment processing software suites that are marketed and licensed to online businesses including: Internet portals, web sites and financial institutions. Its principal divisions are netClearing, WeatherLabs, Videos Now and Books Now. The Company recently acquired Digital Courier International, Inc., an Internet software development company, that specializes in electronic commerce. This acquisition is expected to give the Company a competitive advantage in the fast-paced Internet commerce industry.

netClearing: E-Commerce Payment Processing
------------------------------------------

         Independent research organizations report that online commerce is growing at a rapid pace. Forrester Research projects that some 380,000 merchants will be online and selling by the year 2000, while International Data Corp. forecasts that the total volume of e-commerce will surpass $220 billion by 2001. Beyond simply opening a new consumer sales channel, the Internet enables the creation of an automated system for online ordering and distribution that can boost sales volume while lowering costs, thereby increasing the profit margin of every transaction.

General

         The Company's recently launched netClearing technology is a complete line of payment processing services which can be tailored to fit the needs of any merchant, from an e-commerce startup to an online retailing giant to a financial institution such as a merchant bank. For all customers, netClearing can provide comprehensive transaction services including reporting transaction activity; handling chargebacks; conducting ongoing fraud detection; and
performing highly efficient authorization, capture, settlement and reconciliation. netClearing's gateway payment technology, derived from point-of-sale leader VeriFone Inc., enables merchants to seamlessly integrate Internet transactions with legacy financial networks, allowing full leverage of existing infrastructure.

         netClearing provides fast and efficient processing at a low transaction fee by utilizing state-of-the-art technologies. All netClearing solutions can be easily implemented at a low setup cost, and are highly scalable for future expansion and increased performance requirements. The software is developed with open standards technology for full interoperability with existing merchant systems and Web sites, and is designed for parallel payment processing, for efficient and robust performance. Moreover, netClearing is highly secure through support for both SET and SSL; additional security in the form of digital certificates is provided through VeriFone Inc.'s partner VeriSign.

netClearing Internet Payment Processing

         Fast and Secure Authorization and Capture. With netClearing technology, a merchant collects credit card transaction data sent to its e-commerce site in a standard message format and sends it to netClearing's secure server through a secure Web page or electronic form. netClearing's authorization and capture process allows for both real-time and delayed capture for transactions requiring synchronized fulfillment and shipment. netClearing's delayed capture feature protects the consumer from being charged for an order until the goods are shipped. Once a merchant fulfills authorized purchases, netClearing forwards settlement files to the appropriate back-end processor. With no payment server required, this solution is extremely simple to implement and inexpensive to maintain. Complete transaction reports are sent to merchants as each transaction batch is processed, or reports are made available online through netClearing's merchant administration site.

         Fully Outsourced Payment Processing. Designed for both financial institutions and the online merchant who wants to establish real-time private label e-commerce functionality with minimal overhead, this option provides complete payment processing with no need for a payment server on the merchant's side. The e-commerce site's payment page, hosted on a secure payment server at netClearing's datacenter, is designed by netClearing to appear to be a part of the merchant's own site. Payment information is authorized and captured in real-time to enable fast and efficient live transaction processing; delayed capture can also be specified by the merchant. Real-time reports generated according to merchant-defined parameters can be printed directly from the merchant's browser.

         API-Level Payment Processing Integration. Established online merchants already deploying an e-commerce publishing solution can implement netClearing's leading-edge payment processing technology within their Web site through tight API-level (application programming interface-level) integration. The merchant can retain full control of a payment page hosted on their own secure server, while establishing close interoperability with existing merchant-side accounting and order-tracking modules for complete leverage of existing investments. netClearing supports both SET and SSL to guarantee the security of encrypted payment information transmitted to netClearing, and accepts transactions from all commercial payment servers.

Additional Services To Be Provided

         Virtual Merchant Accounts. netClearing anticipates providing "virtual banking services" that will be fully integrated with netClearing's transaction processing system. These services will be accessible and customizable online for truly virtual merchant banking. netClearing's Virtual Merchant Accounts will interface with a merchant bank to give merchants a turnkey e-commerce platform from which to conduct business on the Internet.

         Insurance against Fraudulent Transactions. NetClearing is also developing a robust e-commerce insurance package with the goal of guaranteeing risk-free online payments. Typical credit card issuers insure against fraudulent transactions, but require consumers to assume a deductible. netClearing's products are anticipated to cover this deductible in full, making e-commerce even safer for the customer than brick-and-mortar transactions.

         Sophisticated Fraud Detection Software. Both customers and merchants are protected by netClearing's extensive matrix of fraud detection schemes, which constantly monitor account activity for suspicious transactions. Merchants and consumers are instantly alerted to evidence of the misuse of credit card information online, detected by such metrics as the verification of bill to/ship to addresses, velocity of purchase, and bad card histories cross-referenced in industry fraud databases.

         Full-Service Transaction Reporting. netClearing will enable businesses to track sales, credits, transactions, and chargebacks through easily-customized reports viewed with their Web browsers, available 24 hours a day for the merchant's convenience. Detailed real-time information helps merchants track purchasing trends across a variety of hourly, daily, and seasonal timelines for precise planning. Payment information can be easily imported into existing accounting systems for streamlined financial control.

         Security. netClearing has adopted both SSL and SET 1.0/2.0 protocol standards for consumer-to-merchant authentication and encryption, ensuring the highest level of security and transactional integrity for electronic commerce. At the netClearing payment processing facility, merchants are protected by unmatched network security guarding Virtual Merchant Account servers, account information, and transaction reports. Extensive firewall protection and secure merchant data controls prevent intruders from compromising merchants' online businesses 24 hours a day, seven days a week.

WeatherLabs
-----------

         In May 1998, the Company purchased WeatherLabs, Inc., one of the leading online providers of weather and weather-related information. WeatherLabs utilizes the Company's sophisticated distributed content publishing software to deliver weather-related products and services over the Internet.

General

         WeatherLabs has provided its clients commercially-focused, weather-related products and services that enhance the value of web sites and online services since 1990. From site planning and marketing development, to custom application design and deployment, the meteorologists, engineers and creative designers at WeatherLabs offer comprehensive meteorological data available on the Internet to any business affected by the weather. Clients include Excite Inc, @Home, Netscape, Conde Nast, SkyTel, Nokia, Philips Multimedia, and Preview Travel.

Technology

         As a pioneer in object-oriented software development, WeatherLabs encapsulates meteorological and atmospheric science into portable Java objects in component form that accurately represent the attributes of meteorological conditions. With this solid technology foundation and the most advanced tools from JavaSoft, Sun Microsystems, Visigenic and Netscape Communications, the WeatherLabs development team can continuously and easily enhance the accuracy of forecasting and analytic engines on the fly without interrupting the production process.

         The STORM Software Framework. To ensure that weather data and meteorological measurements are collected and processed efficiently, WeatherLabs relies upon STORM, the Company's proprietary Java-based and object-oriented system architecture. STORM permeates every aspect of WeatherLabs and is responsible for numerical analysis, meteorological science and forecasting algorithms--as well as the processing and packaging of the data as varied as ski reports, airport delay forecasts, and editorial content. As a server side architecture which places the bulk of weather data and algorithmic processing on the Company's highly specialized computing facilities, STORM enables easy integration of the entire WeatherLabs product line through a lightweight client side connection.

         Distribution: Taking a Ride on the WeatherBus. Before critical weather information reaches clients, data speeds through the CORBA/IIOP-based WeatherBus pipeline to the WeatherFactory research and development facility. After thorough information analysis and processing with STORM, the WeatherBus automatically delivers weather products to WeatherLabs' clients in any electronic format. In this process, built-in load balancing allows STORM to maximize the delivery performance of information through the WeatherBus from source to final destination.

         Security and Seamless Integration. WeatherLabs products are seamlessly integrated into proprietary systems with maximum reliability and security through the Company's real-time encoding system which employs point-to-point encryption, digital signatures, and dual firewall gateways.

         Continuous Weather Information 24 hours a day, 7 days a week. WeatherLabs ensures the constant flow of weather information to its clients by leveraging system redundancy in each of its technology centers. Satellite dishes in San Francisco, London, St. Kitts and Salt Lake City work around the clock to provide constant--and identical--data to all three WeatherLabs weather centers which house redundant servers and multiple T1 connections for uninterrupted weather reporting 24 hours a day, seven days a week. As STORM assimilates volumes of weather information around the clock, innovative WeatherLabs products from historical analytics to detailed forecasts will eventually be available for any geocode on the planet -- down to any street address in the world.

Videos Now
----------

         The Company's electronic commerce software suites are all applied to create retail storefronts with sophisticated search, database and transaction processing capabilities. The Company has incorporated all of its technologies into a robust and scalable retail engine to be initially launched on America Online as a new video site, Videos Now. Videos Now will be the "Premier Video Partner" throughout the AOL online service, Digital City, and AOL.com.

         Videos Now is a comprehensive online video retailer that will enable businesses to create customized and effective virtual video storefronts. The powerful content and commerce engines from Digital Courier give extensive flexibility to businesses looking to seamlessly integrate a virtual video store into their Web sites, cellular phones, kiosks or wireless PDA services.

         Videos Now, under development for the past nine months, is anticipated to go online in October 1998 and begin accepting and processing orders for video product purchases. Among the features of the Videos Now site are a library of over 100,000 videos, a broad range of movie categories, DVD and Laserdisc inventory, streaming video previews, major discounts on selected titles, and monthly specials. The Company is also enabling its technology to deliver video-on-demand for its customers.

         Videos Now offers highly customized, pre-indexed video libraries for niche-oriented channels on major portals or niche-oriented businesses and special interest Web sites, such as health care, home cooking, skiing or biotechnology. The Videos Now library can be tailored to the specific needs of the channel, site or business customer. For example, a sports-oriented site may wish to offer only sports related videos through its virtual video store, keeping a focus to its overall site. Videos Now business customers can define and purchase their own video libraries online, and automatically receive the updates to their video storefront the same day.

         The search capabilities of Videos Now offer robust navigation through thousands of video titles. Moreover, Videos Now is fully integrated with the entire range of online products from the Company. This integration with the Company's content offerings provides relevant video title suggestions when cross referenced by a weather-related media search or a book search. The use of netClearing technology provides seamless and efficient payment processing and credit card authorizations.

         By securely storing purchasing information such as billing and shipping information for each retail customer, Videos Now offers its customers easy-to-use, one-button, one-touch shopping. Customers can keep track of their video title purchases and request to be notified when titles of a particular subject matter or authorship are added to the library. In addition, customers can be notified when particular titles are marked down by a given price percentage, keeping them abreast of the best buys on the Internet.

Books Now
---------

         In January 1998, the Company purchased Books Now, Inc., which sells books over the Internet through its strategic relations with certain magazine distribution companies. Books Now has entered into agreements with over 200 magazine companies and online entities. Books Now provides book ordering fulfillment services in correlation to certain magazine book reviews, book mentions and advertisements. Among the magazines with which Books Now has contracts are Cosmopolitan, Science News, Southern Living and Field & Stream.

         Through its "Virtual Bookstore" program, Books Now develops, builds and maintains a bookstore branded with the look, feel and navigational tools of the partnering website. This Virtual Bookstore is linked from the partner's websites home page and other integral locations. Visitors to the magazine's web site are thus given the opportunity to purchase books which are thematically related to the content and subject of the magazine. For example, a visitor to the Science News website can, through the Books Now "Virtual Bookstore" (branded as the Science News Bookstore), see specially-indexed science-related books available for sale. Similarly, "Virtual Bookstores" on other partner websites can be targeted and highlighted with sport books, design books, health books, etc.

         Books Now does not attempt to compete with the major destination booksellers on the Internet, such as Amazon and Barnes & Noble. Books Now does not attempt to divert Internet traffic to its destination website. Rather, it enables existing websites to share in book sales revenue while keeping visitors within their site and brand. Participating websites - which at this time primarily consist of magazine websites - are able to brand the Company's technology and e-commerce capabilities with their own interface and logo in the form of a virtual bookstore. Revenue from purchases made over the Internet from such websites are shared between Books Now and the website.

         The  Company  intends  to  incorporate  the  sophisticated   technology
developed for the Videos Now retail engine into the Books Now virtual bookstores.

Industry partnerships

         Through alliances with leaders in the technology industry, Digital Courier has become a leading developer of technology-driven products. These partnerships bolster the extensibility and portability of its products.

Netscape Communications. Digital Courier worked with Netscape's engineering team on the flagship Enterprise Server 3.0. This product offers groundbreaking integration of CORBA ORB technology directly into the Enterprise Web Server, enabling server-side Java applications to be more extensible, easily distributed, and infinitely portable. Digital Courier was among the first companies to deploy this technology and worked closely with Netscape's Engineering and QA groups on the final product. All of Digital Courier's server-based Web applications use the latest versions of this technology today.

Sun Microsystems. Digital Courier continues to build on a relationship encompassing the Sun Solaris Operating System group up to the Starfire Enterprise 10000 super-scalar server technology. The Sun platform comprises over 75% of Digital Courier's production engine and technology center systems.

JavaSoft. Digital Courier is a premier developer partner with JavaSoft. The company is currently working with several alpha and beta products from JavaSoft to ensure their suitability for commercial applications. Software applications developed by Digital Courier were showcased, demonstrated, and endorsed at JavaSoft's JavaOne conference in the keynote address delivered by Java's creator James Gosling.

Visigenic. The leader in CORBA technologies for Java, the Visigenic ORB is a key component to the Digital Courier technology framework. Because this technology is directly integrated into Netscape's flagship product, Enterprise Server 3.x, Digital Courier has worked closely with both firms simultaneously to build tools for the most sophisticated online applications available today.

Symbol Technologies. Digital Courier is working closely with Symbol Technologies, a leading hand-held device manufacturer, to develop the next generation of online applications suitable for hand-held devices equipped with wireless communication capabilities.

Nokia. Nokia is a leading developer of cellular phone technology including the new generation of Nokia Communicator products. Digital Courier has developed custom software applications for delivery of weather and financial information to these cellular phones.

GeoWorks. GeoWorks develops real-time operating systems for third-generation cellular phones and personal digital assistants. Digital Courier is developing information products that can be deployed across any device that support the GeoWorks operating system.

Apple Computer. Digital Courier continues to expand its developer relationship with Apple Computer's Enterprise Software Division (formerly NeXT Computer, Inc.). This group develops industry-leading object-oriented technologies that integrate directly into Web applications and the Java programming language.

Marketing

Each division of the Company has its own specialized marketing staff to promote and sell the Company's virtual commerce products to websites, online services and other Internet businesses. Prominent positioning on major portals to increase visibility has been a primary marketing goal. For example, the prominence of the WeatherLabs weather service on major sites such as Excite has led to numerous "inbound" requests to license the service on other websites. The marketing staff continues to develop relationships with major Internet companies and websites, and will attempt to position the Company's virtual commerce products and processing and clearing technology for greater visibility and market recognition.

The WeatherLabs and netclearing marketing department works out of the Company's San Francisco offices, and the Books Now and Videos Now departments work out of the Company's Salt Lake City offices.

Significant Customers

         The Company is not dependent upon a single customer. Videos Now, when launched in October 1998, is expected to initially derive most of its revenue from its presence on the America Online network and on AOL.com. The Company's three-year agreement with America Online gives Videos Now "premier anchor tenancy" on key channels of the America Online service. Loss of America Online as a customer would have a material adverse affect on Videos Now and on the Company. The Company is currently in negotiations with other major portals and Web sites, and consummation of any such prospective transactions would lessen the dependence of Videos Now on America Online members and visitors. Although the WeatherLabs business model has benefited from its high profile on the Excite and Netscape search engines, its major sources of revenue are expected to increasingly come from licensing the technology and services to additional websites, both large and small, and from advertising revenue sharing arrangements. Moreover, WeatherLabs has recently entered into agreements with such major Internet companies as @Home, Preview Travel, and the Travel Channel on the AOL Network. Books Now derives its sales from its virtual bookstores and its relationships with over 200 magazines.

The Technology

         The Company's computer facility is a state-of-the-art data center which supports the products and services offered by the Company over the Internet. It has redundant systems in place for power, network, environmental, and fire suppression. Located in Salt Lake City, the technology center guarantees consistently optimal performance through state-of-the-art system scalability and reliability. Features of the facility include:

  A redundant OC-12 655Mbps fiber optic data connection into the technology center yields high bandwith throughput for e-commerce customers.

  Switched 155 Mbps asynchronous transfer mode (ATM) backbones to each of the primary data server providing the bandwidth to handle thousands of simultaneous transactions.

  Powered by a series of HP 9000  multiprocessor  servers  and Sun  Microsystems
Enterprise servers, the super- scalar processing architecture manages the Company's service components including simultaneous payment processing, real-time report generation, merchant accounting, and proprietary content creation, management, and distribution for its web sites.

  An expandable 1-Terabyte fully redundant data storage system ensures high performance and fault tolerant access to critical transactional data.

  To ensure that production systems remain up and running around the clock, seven days a week, the facility exploits modern fire retardant systems, quad-power conditioners, industrial battery backup arrays as well as an 8- day backup diesel generator to guarantee a continuous power supply.

Research and Development

         The Company has invested significant resources in research and development over the last three years. During the fiscal years ended June 30, 1998, 1997 and 1996, the Company has spent $1,432,006, $3,966,185 and
$1,478,890, respectively, on research and development. Although the Company's Books Now and WeatherLabs divisions have current revenues from a variety of sources, the Videos Now division is still largely in development. It is anticipated that this division will begin to generate revenue during the next fiscal year, and that the Company's expenditures on research and development will correspondingly decrease.

Seasonality

         To date the Company has not experienced any significant seasonal pattern to its business. It is anticipated, however, that as the Company's virtual commerce sites begin to generate increased revenue, the second quarter of the Company's fiscal year (October through December) will be responsible for a disproportionate share of the Company's revenue. This corresponds to the increased "holiday" shopping on the Internet.

Development of Company

         The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry.

The Company recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, the Company acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. The Company formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. The Company divested its direct marketing, internet access, and television website hosting businesses in fiscal 1998. In March 1998, the Company signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September, 1998, and the Company formally changed its name to Digital Courier Technologies, Inc.

                                   COMPETITION

         The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for Internet-based commerce and advertising, to the extent it continues to develop, to be intensely competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments.

         The Company has a number of competitors that provide software to merchants and financial institutions for processing payment card transactions over the Internet. They include VeriFone, Inc., IBM Corporation, and AT&T
Corporation.   Several  other  competitors,   including   CyberCash,   Inc.  and
ClearCommerce Corporation, offer software that enables Internet merchants to obtain credit card authorizations through one of a variety of communications links with credit card processors. Open Market, Inc., among others, provides electronic commerce software that includes payment components designed to facilitate on-line credit card transactions. Several of these competitors are developing software to process transactions in compliance with the SET standard, including VeriFone, IBM, and Trintech. All of these companies are providers of software, rather than complete payment services, but their software does provide merchants and financial institutions an alternative to the Company's service.

         Additional competition could come from Web browser companies and software and hardware vendors that incorporate Internet payment capabilities into their products. Further, because of the rapidly evolving nature of the industry, many of the Company's collaborative partners are current or potential competitors. In particular, the Company believes that Microsoft intends to actively compete in all areas of Internet and online commerce.

         Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, many of the Company's current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle competing products for their customers, the demand for the Company's services may be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition or operating results.

         The Company also competes with many other e- providers of online content. Companies such as Reel.com, Amazon, Barnes & Noble, CD Universe and others sell books and videos on the Internet, directly competing with the Company's Books Now and Videos Now divisions. These companies have far greater financial resources than the Company. The Company also competes with The Weather Channel, Accu-Weather, and other major providers of weather information on the Internet.

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

         In the future, the Company expects to face competition in the various demographic and geographic markets addressed by the Company. This competition may include companies that are larger and better capitalized than the Company and that have expertise and established brand recognition in these markets.
There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships.

         The Company also competes with online services and other Web site operators, as well as traditional offline media such as television, radio and print for a share of consumers' Internet purchases and advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

                               PROPRIETARY RIGHTS

         The Company regards its patents, copyrights, trademarks, trade dress, trade secrets and similar intellectual property \ as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States, and has obtained the registration of a number of its trademarks. Substantially all national content appearing in the Company's online properties is licensed from third parties under short-term agreements.

                              GOVERNMENT REGULATION

         State Sales and Use Tax Laws. While most online companies have adopted "mail order" policies with respect to the payment of sales and other taxes, many states are aggressively attempting to capture new tax revenues from online transactions. The Company believes that several states are moving aggressively to tax online retailers and service providers even when they have no physical presence within the state. The Company currently charges sales tax only for goods sold over the Internet to customers in the states in which the Company has operations - California and Utah. If other states assert tax claims for products sold by the Company over the Internet, compliance could be burdensome and costly and require reporting that could adversely affect the Company's financial performance.

         Federal Money Transmitter Regulation. Recent federal legislation imposes a record-keeping requirement on all persons performing wire transfers of funds. Records of all transactions over $3,000 must be kept in a form accessible to subpoena for five years. Although this regulation does not currently apply to the Company's netClearing services, it may be applicable to future phases of netClearing currently under development. The Company's netClearing services are being designed to be able to comply with such legislation if required to do so.

         State Money  Transmitter  Regulations.  Several  states  currently have
regulations  requiring   registration  and  bonding  for  "money  transmitters."
Although the Company does not believe that these regulations are currently applicable to it, a significant risk exists that regulators will take the position that such regulations are applicable to the Company's future phases of netClearing. While the Company is prepared to fully comply with these regulations to the extent that they are applicable and does not believe that compliance will impose a material burden on the Company's operations, there is a risk that expanding developments in this area of regulation may expose the Company to greater regulatory burdens in the future.

         Regulation E. Regulation E has been promulgated by the Federal Reserve Board under authority of the Electronic Funds Transfer Act. It applies to entities that issue "access devices" to "consumer asset accounts." The regulation requires written disclosures at the time an access device is issued, written receipts for transactions, periodic statements, and error resolutions procedures. While there is some uncertainty, the Company believes that some aspects of Regulation E may apply to certain of its netClearing services currently in development.

         Because Regulation E was issued at a time when no Internet services like those of the Company existed, its application to the Company's services involves numerous uncertainties and ambiguities. The Company believes that it is designing and is operating its services in a manner that fully complies with the intention of Regulation E. There remains the possibility that the Federal Reserve Board, and the other agencies that interpret and apply the regulation may in the future challenge the Company's services on the ground that they do not comply with Regulation E. The costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition or operating results.

         EMPLOYEES As of June 30, 1998, the Company had 31 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                                  RISK FACTORS

Risk Factors Regarding the Acquisition

         Uncertainty Relating to Integration. The acquisition of Digital Courier International, Inc. in September 1998 (the "DCII Acquisition") involves the integration of two companies that have previously operated independently. The successful combination of the two companies will require significant effort from each company, including the coordination of their research and development, utilization and successful commercialization of in-process research and development, integration of the companies' product offerings, coordination of their sales and marketing efforts and business development efforts. In order to reach profitability, DCTI will need to integrate and streamline overlapping functions successfully. Costs generally associated with this type of integration that may be incurred by DCTI include the integration of product lines, sales force cross-training and market positioning of products. While these costs have not been currently identified, any such costs may have an adverse effect on operating results in the periods in which they are incurred. Each of DCTI and Digital Courier International, Inc. has different systems and procedures in many operational areas that must be rationalized and integrated. There may be substantial difficulties associated with integrating two separate companies, and there can be no assurance that such integration will be accomplished smoothly, expeditiously or successfully. The integration of certain operations following the DCII Acquisition will require management resources that may distract attention from normal operations. The business of DCTI may also be disrupted by employee uncertainty and lack of focus during such integration. Failure to quickly and effectively accomplish the integration of the operations of DCTI and Digital Courier International, Inc. could have a material adverse effect on the consolidated business, financial condition and results of operations of DCTI. Moreover, uncertainty in the marketplace or customer concern regarding the impact of the DCII Acquisition and related transactions could have a material adverse effect on the consolidated business, financial condition and results of operations of DCTI.

         Retention of Employees. The success of the Company will be dependent in part on the retention and integration of management, technical, marketing, sales and customer support personnel. There can be no assurance that the Company will be able to retain such personnel or that the companies will be able to attract, hire and retain replacements for employees that leave following consummation of the DCII Acquisition. The failure to attract, hire, retain and integrate such skilled employees could have a material adverse effect on the business, operating results and financial condition of the Company.

         Potential Dilutive Effect to Stockholders. Although the companies believe that beneficial synergies will result from the DCII Acquisition, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of DCTI Common Stock in connection with the DCII Acquisition could reduce the market price of the DCTI Common Stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved.

         Liquidity. Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to implement its marketing strategy for its divisions. As of June 30, 1998, the Company had $3,211,724 of cash. The Company is currently attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company has a tangible working capital deficit of $272,968 and is scheduled to make substantial payments to AOL. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. There can be no assurance that the additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

         Management's plans in regard to these matters include pursuing various potential funding sources. The Company is currently in negotiations with two firms to obtain additional working capital through a private placement of the Company's equity securities. The Company is attempting to accelerate payments that are due to the Company in the future totaling approximately $1,200,000. The Company has contacted the entities owing these amounts to negotiate the acceleration of these payments. The Company is negotiating with a lender to obtain working capital of $1,200,000 against which loan those receivables would be pledged. Certain directors of the Company have made oral commitments to make loans to and additional investments in the Company. Management is actively pursuing these alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations.

         Limited Operating History; Anticipated Losses. The Company did not commence generating revenues from its current operations until January 1998. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its websites, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations of any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. As of June 30, 1998, the Company had an accumulated deficit of $14,680,073. For the year ended June 30, 1998 and 1997, the Company incurred a loss of $1,790,934 and $9,340,816. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

         Fluctuations In Quarterly Operating Results. As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Although the Company expects that advertising revenue on its websites will eventually be greater than revenue from direct mail, there can be no assurance in this regard. Moreover, the sale of advertisements on the Web is an emerging market that is difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results will depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of even a small number of advertising contracts, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. The Company has high fixed costs and expenses relating to the development of the Websites. To the extent that such expenses are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

         The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in Internet usage and advertising placements, the level of user traffic on the Company's websites, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, technical difficulties with respect to the use of the Company's websites or other media properties developed by the Company, incurrence of costs relating to acquisitions, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also expects to experience seasonality in its business, with user traffic on the Company's websites being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically decline. Additionally, seasonality may affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

         Due to all of the foregoing factors, in future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

         Dependence On Continued Growth In Use Of The Internet. The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support virtual commerce and the sale of advertising on the Company's websites. Rapid growth in the use of and interest in the Internet and the Web is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results and financial condition would be materially and adversely affected.

         Developing Market; Unproven Acceptance Of The Company's Products And Business Strategy. The markets for the Company's products and media properties have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed information navigation products and services for use on the Internet and the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for virtual commerce and advertising on the Internet is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance either that the market for virtual commerce and advertising on the Internet will develop or that demand content and promotional advertising will emerge or become sustainable. The Company's ability to successfully sell advertising on its co-branded websites depends substantially on use of the Company's websites. If use of the Company's websites fails to continue to grow, the Company's ability to sell advertising would be materially and adversely affected. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's websites do not achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

         Risks Associated With Brand Development. The Company believes that establishing and maintaining the "netClearing,", "Books Now", "WeatherLabs" and "Videos Now" brands is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of these brands will depend largely on the Company's success in providing high quality products and services, which cannot be assured. If consumers do not perceive the Company's existing websites to be of high quality, or if the Company introduces new features and services or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brands, and will risk diluting its brands and decreasing the attractiveness of its audiences to advertisers. Furthermore, in order to attract and retain Internet users and to promote and maintain these brands in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among its consumers. If the Company is unable to provide high quality features and services or otherwise fails to promote and maintain its brands, or if the Company incurs excessive expenses in an attempt to improve its features and services or promote and maintain its brands, the Company's business, operating results and financial condition will be materially and adversely affected.

         Reliance On Advertising Revenues And Uncertain Adoption Of The Web As An Advertising Medium. The Company anticipates deriving a significant part of its revenues from the sale of advertisements by the Internet portals, websites and other customers who utilize the Company's content under short-term contracts, and expects to continue to do so for the foreseeable future. Most Internet advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Webbased advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media.

The Company's ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. The Company also recently completed the transition from a third-party advertising sales agent to internal advertising sales personnel, which involves additional risks and uncertainties, including (among others) risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on the Company's business, operating results and financial position.

         In addition, there is intense competition in the sale of advertising on the Internet, including competition from other Internet navigational tools as well as other high-traffic sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future suppliers of Internet navigational services or Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. There also can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on the Company's websites, or that such measurements will not contain errors.

         Substantial Dependence Upon Third Parties. The Company depends substantially upon third parties for several critical elements of its business including, among others, telecommunications, technology and infrastructure, distribution activities and advertising sales. The Company believes that there are other third party providers who can provide the same services as those providers currently used by the Company.

         Technology And Infrastructure. The Company depends substantially upon its own computer equipment and its maintenance and technical support to ensure accurate and rapid presentation of content and advertising to the Company's customers. Any failure by the Company to effectively maintain such equipment and provide such information could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any termination of telecom agreements with Sprint, or Sprint's failure to renew the Company's agreement upon expiration could result in substantial additional costs to the Company in developing or licensing replacement telecom capacity, and could result in a loss of levels of use of the Company's navigational services.

         Enhancement Of The Company's Products. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, features and content of the Company's main product offerings. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, which will involve the development of increasingly complex technologies. Furthermore, enhancements of or improvements to the Company's products may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's products and services. Any failure of the Company to effectively improve its products, or failure to achieve market acceptance, could adversely affect the Company's business, results of operations and financial condition.

         Technological Change. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the Company's products and content offerings in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so.

         Management Of Potential Growth. The process of managing large, potentially high traffic Web sites such as the Company's products and content offerings will become an increasingly important and complex task. To the extent that any extended failure of the Company's technology affects customers or partners, the Company may be exposed to "make good" obligations with its customers or partners, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products. Any inability to effectively manage growth could have a material adverse effect on the Company's business, operating results and financial condition.

         Risk Of Capacity Constraints And Systems Failures. A key element of the Company's strategy is to generate a high volume of use of its products and content offerings. Accordingly, the performance of the Company's technology is critical to the Company's reputation, its ability to attract advertisers to the Company's products and to achieve market acceptance of these products and media properties. Any system failure that causes interruption or an increase in response time of the Company's websites could result in less traffic to the Company's content destinations and, if sustained or repeated, could reduce the attractiveness of the Company's content offerings to advertisers. An increase in the volume of traffic to the Company's websites could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertising and thus the Company's advertising revenues. In addition, as the number of affiliated Web pages and users increase, there can be no assurance that the Company's infrastructure will be able to scale accordingly. The Company is also dependent upon its own technology and link to the Internet. Any disruption in Internet access or any failure of the Company's technology to handle higher volumes of user traffic could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver the Company's products and services.

         The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, breakins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's websites, which could have a material adverse effect on the Company's business, operating results and financial condition.

         Integration Of Potential Acquisitions. During fiscal 1998, the Company has acquired Books Now, Inc., WeatherLabs, Inc., and Digital Courier International, Inc. and has evaluated several other potential acquisitions. As part of its business strategy the Company expects to enter into further business combinations and/or make significant investments in, complementary companies, products or technologies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and services, the difficulties of integrating personnel of acquired entities, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

         Trademarks And Proprietary Rights. The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States, and has applied for the registration of certain of its trademarks. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

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

         Dependence On Key Personnel. The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals who only recently joined the Company. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

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

         Government Regulation And Legal Uncertainties. The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the Company may be subject to the provisions of the Communications Decency Act (the "CDA"). Although the constitutionality of the CDA, the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined, it is possible that the CDA could expose the Company to substantial liability. The CDA could also dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. A number of other countries also have enacted or may enact laws that regulate Internet content. The adoption of such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and media properties. Such laws and regulations also could increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, defamation, obscenity and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results and financial condition.

         Liability For Information Services. Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed against online services in the past. In addition, the Company could be exposed to liability with respect to the listings that may be accessible through the Company's websites, or through content and materials that may be posted by users in classifieds, bulletin board and chat room services offered by the Company. It is also possible that if any information provided through the
Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Also, to the extent that the Company provides users with information relating to purchases of goods and services, the Company or its operating subsidiaries could face claims relating to injuries or other damages arising from such goods and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

         Concentration Of Stock Ownership. As of October 7, 1998, the present directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially owned approximately 37% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders and their respective affiliates collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

         Volatility Of Stock Price. The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new affiliations and services by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

         Antitakeover Effect Of Certain Charter Provisions. The Board of Directors has the authority to issue up to 2,500,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the stockholders and may adversely affect the voting and other rights of the holders of Common Stock.

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

         The Company's executive officers and directors are as follows:


                 Name               Age             Position
                 ----               ---             --------
           James A. Egide*           64       Director and Chairman
           Raymond J. Pittman        29       Director, Chief Executive Officer
           Mitchell L. Edwards       40       Director, Executive Vice President
                                                and Chief Financial Officer
           Glen Hartman*             41       Director
           Kenneth M. Woolley*       52       Director

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

Raymond J. Pittman:  Director and Chief Executive Officer.

         Mr. Pittman has been Chief Executive Officer of the Company since March 1998. Mr. Pittman was the founder and Chief Executive Officer of Digital Courier International, Inc. from 1996 until Digital Courier International was acquired by the Company in September 1998. Prior to forming Digital Courier International, Inc., Mr. Pittman was the Chief Executive Officer of Broadway Technologies Group, a technology development and consulting group. Mr. Pittman received a Masters degree in Engineering-Economic Systems from Stanford University and Bachelors degree in Computer Engineering from the Univeristy of Michigan.

Mitchell L. Edwards: Director, Executive Vice President and Chief Financial Officer

         Mr. Edwards has been Executive Vice President and Chief Financial Officer of the Company since June 1997. From 1995 until joining the Company, Mr. Edwards was Managing Director of Law and Business Counsellors, a mergers and acquisitions and corporate finance consulting firm with offices in California and Utah, and prior to that was a Partner in the law firm of Brobeck, Phleger & Harrison in Los Angeles. Mr. Edwards' practice for over 10 years has specialized in mergers and acquisitions, corporate finance, public offerings, venture capital and other transactions for emerging and high technology companies throughout the country. Mr. Edwards received a J.D. from Stanford Law School, a B.A/M.A. in International Business Law from Oxford University (Marshall Scholar), and a B.A. in Economics from Brigham Young University (Valedictorian). He has also worked at the White House and at the United States Supreme Court.

Glen Hartman:  Director

         Mr. Hartman has been a director of the Company since July 1998. Mr. Hartman is the founder. principal and a member of the board of directors of Cosine Communications, Inc. since 1996. Mr. Hartman is also the founding general partner of Falcon Capital, LLC, a private equity investment company, specializing in technology companies since 1995. From 1992 to 1995 Mr. Hartman served as CEO and Chairman of Apex Data, a computer peripherals manufacturing company. Mr. Hartman holds a B.A. in Economics from UCLA..

Kenneth M. Woolley: Director

         Mr. Woolley has been a founder and director of several companies. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, the leading manufacturer of fax/modems for laptop and notebook computers until February 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June 1993, Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Cirque Corporation. Mr. Woolley also serves as an associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and Ph.D. in Business Administration from the Stanford University Graduate School of Business. Mr. Woolley is available to the Company on a part-time, as needed basis.

Significant Employees


Michael D. Bard:  Controller

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

Brendan Larson:  Senior Vice President Business Applications

         Mr. Larson joined the Company in 1996. Mr. Larson is the founder of WeatherLabs, Inc. and served as an officer of WeatherLabs from it founding in 1991 to the present. In 1996 Mr. Larson was employed as a consultant by Broadway Technologies Group, a software development company. Mr. Larson has an extensive background in the combined fields of meteorology, broadcast journalism and computer science. Mr. Larson holds a B.S. degree from Northern Illinois University.


         Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows: Mr. Edwards and Mr. Bard were late in filing Form 4's which were due 10 days following the end of the month in which certain stock options were granted.


ITEM 2.        PROPERTIES
-------        ----------


         The Company is leasing from third parties modern office space in Park City and Salt Lake City, Utah. These offices include a computer data center and general offices. In August 1996, the Company moved its offices to 12,000 square feet of modern office space in Salt Lake City, Utah. In May 1997, the Company acquired 11,000 square feet of additional modern office space in a neighboring building in Salt Lake City. All facilities are leased from third parties. The new offices are being leased under three to five year arrangements. Some leases contain options to renew. The computer equipment and software development facilities remain in the previous location. The Company also leases office space and space for a data center in San Francisco. These facilities are believed adequate for the Company's current needs. The current total monthly rental for all facilities is $67,014. Some of the leases are subject to annual increases for inflation adjustments.

         The Company presently has approximately 11,000 square feet of office space in Salt Lake City which it is attempting to sublease. There was a charge to earnings during the year ended June 30, 1998 of approximately $544,000 for the costs of subleasing idle facilities and obligations for which the Compnay will receive no future benefit..

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

         The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to it's business.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.        MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS
-------        --------------------------------------------------------

Price Range of Common Stock
---------------------------

         On February 5, 1997, the Company's Common Stock began trading on The Nasdaq National Market System. Commencing in January 1995 and until the stock was listed on The Nasdaq National Market, the Company's Common Stock was quoted on the OTC Bulletin Board. During 1993 and 1994, there was no public market for the securities of the Company's predecessor, and the Company is not aware of any quotations for its securities during this period. In prior years, securities of the Company's predecessor, Exchequer, were traded in the over-the-counter market.

         The Company's common stock trades on The Nasdaq Stock Exchange under the symbol "DCTI". The following table reflects the high and low bid sales price reported by The Nasdaq National Market or by the OTC Bulletin Board, as appropriate, for the periods indicated. The quotes represent interdealer quotations, do not include mark-up, mark-down or commissions and may not reflect actual transactions.


                                                       High            Low
                                                       ----            ---
        Fiscal Year Ending June 30, 1998
        --------------------------------
        April 1 to June 30, 1998                      $9.97          $3.50
        January 1 to March 31, 1998                   $2.13          $5.00
        October 1 to December 31, 1997                $2.44          $5.00
        July 1 to September 30, 1997                  $2.75          $5.88


        Fiscal Year Ended June 30, 1997
        -------------------------------
        April 1 to June 30, 1997                      $7.38          $2.75
        January 1 to March 31, 1997                  $11.00          $6.75
        October 1 to December 31, 1996               $14.38          $7.00
        July 1 to September 30, 1996                 $16.00         $10.63

         On October 7, 1998, the Common Stock was quoted on The Nasdaq National Market at a closing price of $2.625.

Approximate Number of Equity Security Holders
---------------------------------------------

         As of October 7, 1998, there were approximately 669 holders of record of the Company's Common Stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders..

Dividend Policy

         The Company has not paid any cash dividends since its inception. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

Changes in Securities

         Since June 30, 1997, the Company sold the following securities which were exempt from registration under the Securities Act of 1933 (the "Act"):

         In November 1997, the Company issued 20,000 shares of its common stock to Reed Hansen in lieu of compensation.

         In January 1998, the Company issued 100,000 shares of its common stock to the former shareholders of Books Now, Inc. in connection with the acquisition of Books Now, Inc.

         In March 1998, the Company issued 136,364 shares of its common stock to Sven Bensen, 40,909 shares to Arthur E. Benjamin and 24,545 shares to Thomas Dearden under its Amended and Restated Stock Incentive Plan (the "Plan"). These shares were issued under the provisions of the Plan, which permit the cashless exercise of options. The Plan has been registered with the SEC on Form S-8.

         In April 1998, the Company issued 13,151 shares of its common stock to Richard Bentz and 4,939 shares to Edwin Patterson under its Plan. These shares were issued under the provisions of the Plan which permit the cashless exercise of options.

         In May 1998, the Company issued 10,000 shares of its common stock to Mark Johnson, a former employee, for cash consideration of $1.00 per share under its Plan.

         In May 1998, the Company issued 253,260 shares of its common stock to the former shareholders of WeatherLabs, Inc. in connection with the acquisition of WeatherLabs, Inc.

         In June 1998, the Company issued 955,414 shares of its common stock and warrants to purchase 318,471 additional shares of its common stock at a price of $6.28 per share to America Online, Inc. ("AOL") in accordance with the Interactive Marketing Agreement that the Company had signed with AOL.

          All shares except those issued to the former shareholders of Books Now, Inc. and WeatherLabs, Inc. and to AOL were issued on the exercise of options which had been previously granted to the purchaser, and were issued pursuant to the Company's effective registration statement on Form S-8. The issuance of shares to the shareholders of Books Now Inc. and WeatherLabs, Inc. and to AOL were offerings not involving a public offering and were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6.        SELECTED FINANCIAL DATA
-------        -----------------------

         The following unaudited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.

                                                                            For the Year Ended June 30,
                                                                            ---------------------------
                                                        1998           1997            1996           1995           1994
                                                        ----           ----            ----           ----           ----
Statement of Operations Data:
Net sales                                           $  803,011        $  8,812         $  --           $               $  --
Cost of sales                                          745,871             492            --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
     Gross margin                                       57,140           8,320            --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
Operating expenses:
     General and administrative                      4,092,737       1,400,916         685,528          56,199            --
     Depreciation and amortization                   1,536,388         398,066          86,828          25,413            --
     Research and development                        1,432,006       3,966,185       1,478,890         535,502            --
     Selling                                         1,290,012       1,897,665            --              --              --
     AOL agreement costs                               675,000
     Compensation expense related to issuance
        of options by principal stockholder               --              --         1,484,375            --              --
                                                  -------------   -------------   -------------   -------------   -------------
                                                     9,026,143       7,662,832       3,735,621         617,114            --
                                                  -------------   -------------   -------------   -------------   -------------
Other income (expense), net                             20,738         495,661          57,209            (973)           --
                                                  -------------   -------------   -------------   -------------   -------------
Income (loss) from continuing operations before
  income taxes and discontinued operations          (8,948,265)     (7,158,851)     (3,678,412)       (618,087)           --
Income tax benefit                                   2,684,000            --            91,999         132,681            --
                                                  -------------   -------------   -------------   -------------   -------------
Loss from continuing operations                     (6,264,265)     (7,158,851)    $(3,586,413)     $(485,406)          $ --
                                                  -------------   -------------   -------------   -------------   -------------
Discontinued operations:
  Income from discontinued direct
    mail advertising operations,
net of income taxes                                    111,377         300,438         153,332         221,136          62,998
  Gain on sale of direct mail advertising
    operations, net of income taxes                  4,394,717            --              --              --              --
  Loss from discontinued internet
    service provider subsidiary,
 net of income taxe                                   (265,674)     (2,482,403)           --              --              --
  Gain on sale of Internet service provider
    subsidiary, net of income taxes                    232,911            --              --              --              --
                                                  -------------   -------------   -------------   -------------   -------------
Income (loss) from discontinued operations           4,473,331      (2,181,965)        153,332         221,136          62,998
                                                  -------------   -------------   -------------   -------------   -------------
Net income (loss)                                 $ (1,790,934)   $ (9,340,816)   $ (3,433,081)     $ (264,270)       $ 62,998
                                                  =============   =============   =============   =============   =============
Net income (loss) per common share:
Income (loss) from continuing operations:
    Basic                                             $  (0.74)          (0.86)          (0.61)          (0.$0)           --
    Diluted                                              (0.74)          (0.86)          (0.61)          (0.10)           --

  Net income (loss):
    Basic                                                (0.21)          (1.12)          (0.58)          (0.06)           0.01
    Diluted                                              (0.21)          (1.12)          (0.58)          (0.06)           0.01

Weighted average common shares outstanding:
  Basic                                              8,422,345       8,309,467       5,917,491       4,713,028       4,282,299
  Diluted                                            8,422,345       8,309,467       5,917,491       4,713,028       4,432,881


                                                                                  As of June 30,
                                                                                  --------------
                                                       1998            1997            1996           1995           1994

Balance Sheet Data:
Working capital                                   $  2,964,313    $  3,624,308    $ 12,774,113    $    794,156    $    350,428
Total assets                                        23,222,948      11,320,660      16,222,902       1,073,225         476,210
Long-term debt, net of current portion,
capital lease obligation                             1,384,132            --              --              --              --
Stockholders' equity                                18,197,898       9,826,083      15,541,624       1,073,225         476,210

ITEM 7.        MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
-------        -----------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Overview

         The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business had provided substantially all of the Company's revenues. The direct mail marketing business was sold in March 1998 and its results of operations are classified as discontinued operations in the accompanying consolidated financial statements.

         In fiscal 1994, the Company began developing its own proprietary websites. Since fiscal 1994, the Company has devoted significant resources towards the development and launch of these websites.

         In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah. In March 1998, Sisna was resold to its original owner for 35,000 shares of the Company's common stock. Sisna's results of operations are included in the accompanying consolidated statements of operations from the date of acquisition through the date of sale, as discontinued operations.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now"), a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand shares were issued at closing and 262,500 shares are subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition. In May, 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. 253,260 shares were issued at closing, and an additional 523,960 shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The acquisition was accounted for as purchase. The results of operations of WeatherLabs are included in the accompanying financial statements from the date of acquisition.

         The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("Digital Courier"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a Special Meeting held on September 16, 1998 during which the shareholders approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company has agreed to issue 4,659,080 shares of its common stock to the shareholders of Digital Courier International, Inc.. This acquisition will be accounted for as a purchase and the Company anticipates that approximately $11.7 million of the total purchase price of approximately $13 million will be allocated to in process research and development and will be expensed in the first quarter fo fiscal 1999. This allocation will be finanlized upon completion of a third-party valuation. Digital Courier International, Inc. is a Java based Internet and wireless communications software development company originally incorporated as Digital Courier Technologies, Inc. on July 23, 1996. For the year ended December 31, 1997, Digital Courier International, Inc. had no revenues. Digital Courier International, Inc.'s results of operations are not included in the accompanying financial statements.

Results of Operations

Year ended June 30, 1998 compared with year ended June 30, 1997

Net Sales

         Net sales for the year ended June 30, 1998 were $803,011 as compared to $8,812 for the year ended June 30, 1997. The Books Now operations which were acquired in January 1998 accounted for $392,719 of the fiscal 1998 net sales and a one time sale of a turn-key Internet computer system accounted for the remainder of the fiscal 1998 net sales.

Cost of Sales

         Cost of sales for the year ended June 30, 1998 were $745,871 or 92.9% of net sales, $408,667 of the cost of sales were for the one time sale of a turn-key Internet computer system.. For the year ended June 30, 1997 costs of sales were $492.

Operating Expenses

         General and administrative expense increased 192.1% to $4,092,737 during the year ended June 30, 1998 from $1,400,916 during the year ended June 30, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online. In addition, the Company accrued $544,014 for the cost of subleasing idle facilities and the future costs of idle facilities during the year ended June 30, 1998. General and administrative expense for the year ended June 30, 1998 also included a charge of $362,125 for compensation costs related to the issuance and exercise of stock options.

         Depreciation and amortization expense increased 286% to $1,536,388 during the year ended June 30, 1998 from $398,066 during the year ended June 30, 1997. The increase was due to having the Company's state of the art computer facility in service during the entire year ended June 30, 1998 as compared to only two months during the year ended June 30, 1997.

         Research and development expense decreased 63.9% to $1,432,006 during the year ended June 30, 1998 from $3,966,185 during the year ended June 30, 1997. Research and development expense decreased due to decreased levels of activity required for the development of WorldNow Online.

         Selling expense decreased 32% to $1,290,012 during the year ended June 30, 1998 from $1,897,665 during the year ended June 30, 1997. The decrease in selling expense was due to reductions in the sales and marketing staff of WorldNow Online.

         During the year ended June 30, 1998, the Company incurred costs associated with an interactive marketing agreement with America Online, Inc. ("AOL") of $675,000. On June 1, 1998, the Company entered into an Interactive Marketing Agreement with America Online, Inc. ("AOL") for an initial term of 39 months (the "Agreement"), which can be extended for successive one-year terms by AOL thereafter. Under the Agreement, the Company will pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the "Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Company is scheduled to make cash payments to AOL of $1,200,000 upon execution of the agreement in June 1998, $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000. The initia $1,200,000 payment was not actually made until July 6, 1998. The Performance Warrant vests over the term of the agreement as certain promotion criteria are achieved by AOL. The agreement includes an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").

The original $12 million of cash payments and the value of the Performance Warrant, to be determined as the warrant vests, will be accounted for as follows: (i) the estimated fair value of the permanent anchor tenant placements on the AOL Network of $1,750,000 per year, or approximately $5,250,000 in total, will be charged to expense ratably over the period from the launch of the Company's interactive site, which is expected to be October 15, 1998, through the original term of the agreement; and (ii) the remaining amount will be treated as advertising costs and will be expensed as paid or as the Performance Warrant vests. The advertising will be expensed as paid in accordance with SOP 93-7, because the Company has no experience on which to evaluate the effectiveness of the direct response advertising. The value of the common shares issued of $8,330,016 and the value of the Option Warrant of $2,519,106 represent the value of the permanent anchor tenant placements on AOL.com and will be charged to expense ratably over the period from the launch of the Company's interactive site on AOL.com through the original term of the agreement. As of June 30, 1998, the initial $1,200,000 payment obligation was allocated $525,000 to AOL anchor tenant placement costs and $675,000 to expense as advertising costs. The value of the common stock issued and the Option Warrant was recorded as AOL anchor tenant placement costs in the accompanying consolidated financial statements.

Discontinued Operations

         During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the year ended June 30, 1998, pretax income from the direct mail marketing operations was $178,204 as compared to $480,701 for the year ended June 30, 1997. During the year ended June 30, 1998, the Internet service operations incurred a pretax loss of $425,078 as compared to a pretax loss of $2,662,666 during the year ended June 30, 1997. The Company realized a pretax gain of $7,031,548 from the sale of its direct mail marketing operations and a $372,657 gain from the sale of its Internet service operations during the year ended June 30, 1998.

Year ended June 30, 1997 compared with year ended June 30, 1996

Net Sales

         Net sales for the year ended June 30, 1997 were $8,812. There were no net sales from continuing operations during the year ended June 30, 1996.

Cost of Sales

         Cost of sales for the computer online operations for the year ended June 30, 1997 were $492. There were no sales or related cost of sales for the year ended June 30, 1996.

Operating Expenses

         General and administrative expense increased 104.4% to $1,400,916 during the year ended June 30, 1997 from $685,528 during the year ended June 30, 1996. The increase in general and administrative expense was due to the addition of administrative and support staff, as well as increased related facilities costs, associated with WorldNow Online.

         Depreciation and amortization expense increased 358.5% to $398,066 during the year ended June 30, 1997 from $86,828 during the year ended June 30, 1996. The increase was due to acquiring the Company's state of the art computer facility during the year ended June 30, 1997 and placing it into service during the fourth quarter of the year ended June 30, 1997.

         Research and development expense increased 168.2% to $3,966,185 during the year ended June 30, 1997 from $1,478,890 during the year ended June 30, 1996. Research and development expense increased due to accelerated levels of activity required for the development of WorldNow Online.

         Selling  expense for the year ended June 30, 1997 was  $1,897,665.  The

Company did not incur any selling expense during the year ended June 30, 1996 related to continuing operations, because the WorldNow Online main web site was in its early development stages and was not at the point where net sales could be attained.

Discontinued Operations

         During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the year ended June 30, 1997, pretax income from the direct mail marketing operations was $480,701 as compared to $245,331 for the year ended June 30, 1996. During the year ended June 30, 1997, the Internet service operations incurred a pretax loss of $2,662,666. There were no Internet service operations during the year ended June 30, 1996.

Quarterly Results

         The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 1998 and fiscal 1997. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.


                                                                       For the three months ended
                                                       Sep. 30, 1997  Dec. 31, 1997  Mar. 31, 1998  Jun 30, 1998
                                                       -------------  -------------  -------------   ------------
Net sales                                             $    17,545    $     1,942    $   385,671    $   397,853
Cost of sales                                               5,459         59,598        258,144        422,670
                                                      -------------  -------------  -------------  ------------
     Gross margin                                          12,086        (57,656)       127,527        (24,817)
                                                      -------------  -------------  -------------  ------------
Operating expenses:
     General and administrative                           548,659        425,483        738,944      2,379,651
     Depreciation and amoritization                       385,904        398,817        383,329        368,338
     Research and development                             473,350        373,717        454,218        130,721
     Selling                                              642,006        336,355        188,861        122,790
     AOL agreement costs                                     --             --             --          675,000
                                                      -------------  -------------  -------------  ------------
                                                        2,049,919      1,534,372      1,765,352      3,676,500
                                                      -------------  -------------  -------------  ------------
Other income (expense), net                                61,063        (27,589)       (26,397)        13,661
                                                      -------------  -------------  -------------  ------------
Loss  from continuing operations before income
  taxes and discontinued operations                    (1,976,770)    (1,619,617)    (1,664,222)    (3,687,656)
Benefit (provision) for income taxes                         --          (49,829)     2,733,829           --
                                                      -------------  -------------  -------------  ------------
Income (loss) from continuing operations               (1,976,770)    (1,669,446)     1,069,607     (3,687,656)
                                                      -------------  -------------  -------------  ------------
Discontinued operations:
Income (loss) from continuing operations
  advertising operations, net of income taxes             110,558         51,368        (50,548)          --
Loss from operations of discontinued internet
  service subsidiary, net of income taxes                (121,431)      (123,546)       (20,698)          --
Gain on sale of direct mail advertising operations,
  net of income taxes                                        --                      -4,394,717           --
  Gain  on sale of internet service provider
    subsidiary, net of income taxes                          --             --          232,911           --
                                                      -------------  -------------  -------------  ------------
Income (loss) from discontinued operations                (10,873)       (72,178)     4,556,382           --
                                                      -------------  -------------  -------------  ------------
Net income (loss)                                     $(1,987,643)   $(1,741,624)   $ 5,625,989    $(3,687,656)
                                                      -------------  -------------  -------------  ------------

Net income (loss) per common share:

  Income (loss) from continuing operations:
    Basic                                             $     (0.23)   $     (0.19)   $      0.12    $     (0.48)
    Diluted                                                 (0.23)         (0.19)          0.12          (0.48)

  Net income (loss):
    Basic                                                   (0.23)         (0.20)          0.64          (0.48)
    Diluted                                                 (0.23)         (0.20)          0.64          (0.48)

Weighted average common shares outstanding
  Basic                                                 8,560,932      8,605,767      8,763,505      7,723,563
  Diluted                                               8,560,932      8,605,767      8,832,086      7,723,563

                                                                      For the three months ended
                                                                      --------------------------
                                                       Sep. 30, 1996  Dec. 31, 1996  Mar 31, 1997  Jun. 30, 1997
                                                       -------------  -------------  ------------  -------------
Net sales                                                   --             --             --            8,812
Cost of sales                                               --             --             --              492
                                                       -------------  -------------  ------------  -------------
     Gross margin                                           --             --             --            8,320
                                                       -------------  -------------  ------------  -------------
Operating expenses:
     Research and development                            307,754        660,362        970,194      2,027,875
     General and administrative                          109,027        272,640        388,405        630,844
     Selling                                             657,871        273,582        341,400        624,812
     Depreciation and amortization                        65,709         73,769         80,269        178,319
                                                       -------------  -------------  ------------  -------------
                                                       1,140,361      1,280,353      1,780,268      3,461,850
                                                       -------------  -------------  ------------  -------------
Other income (expense), net                              160,691        128,840        120,259         85,871
Loss  from continuing operations before
  income taxes and discontinued operations              (979,670)    (1,151,513)    (1,660,009)    (3,367,659)
Income tax benefit                                        51,813         33,850           --             --
                                                       -------------  -------------  ------------  -------------
Loss from continuing operations                         (927,857)    (1,117,663)    (1,660,009)    (3,367,659)
                                                       -------------  -------------  ------------  -------------
Discontinued operations:
  Income from discontinued direct mail
    advertising operations, net of income taxes           86,356         56,415        120,901         36,766
  Loss from discontinued internet service provider
    subsidiary, net of income taxes                         --       (1,823,006)      (745,060)
                                                       -------------  -------------  ------------  -------------
Income (loss) from discontinued operations                86,356         56,415     (1,702,105)      (708,294)
                                                       -------------  -------------  ------------  -------------
Net loss                                             $  (841,501)   $(1,061,248)   $(3,362,114)   $(4,075,953)
                                                       =============  =============  ============  =============
Net loss per common share:
Income (loss) from continuing operations:
    Basic                                            $     (0.11)   $     (0.14)   $     (0.20)   $     (0.41)
    Diluted                                                (0.11)         (0.14)         (0.20)         (0.41)

  Net income (loss):
    Basic                                                  (0.10)         (0.13)         (0.40)         (0.49)
    Diluted                                                (0.10)         (0.13)         (0.40)         (0.49)

Weighted average common shares outstanding:
  Basic                                                8,110,407      8,126,649      8,479,376      8,309,467
  Diluted                                              8,110,407      8,126,649      8,479,376      8,309,467

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

         In October 1997, the Company entered into a three-year sale and leaseback agreement which provided the Company with $2,750,000 in additional working capital. The Company was required to place $250,000 in escrow upon signing this agreement.

         In March 1998, the Company sold the net assets of DataMark Systems, Inc., its direct mail marketing subsidiary. To date, the Company has received $6,857,300 from the sale of these net assets and is scheduled to receive an additional $700,000 in June 1999.

         In April 1998, the Company purchased 1,800,000 shares of its common stock held by a former officer of the Company in exchange for $1,500,000 in cash.

         On June 1, 1998, the Company entered into a thirty-nine month Interactive Marketing Agreement with America Online, Inc. ("AOL"), wherein the Company has agreed to pay AOL $12,000,000. The Company made a cash payment to AOL of $1,200,000 in July 1998, and is scheduled to make payments to AOL of $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and
$2,800,000 prior to January 1, 2000.

         AOL has exercised its option under the contract and has received 955,414 shares of the Company's common stock and warrants for 318,471 shares of common stock.

         Operating activities used $6,752,970 during the year ended June 30, 1998 compared to $6,334,660 during the year ended June 30, 1997. The increase in cash used by operating activities during the year ended June 30, 1998 as compared to 1997 was primarily attributable to the accrual of $675,000 for the AOL agreement.

         Cash used in investing activities was $1,944,751 and $3,697,694 during the years ended June 30, 1998 and 1997, respectively. During the year ended June 30, 1998, the Company's investing activities included cash advances for operating activities to Digital Courier International, Inc., the acquisition of equipment for $794,344, a net investment in CommTouch, Ltd. valued at $375,000 and the receipt of proceeds from the sale of equipment for $20,938. During the year ended June 30, 1997, the Company investing activities included the acquisition of equipment for $3,188,360 and investment in net long-term assets of discontinued operations of $509,334.

         Cash provided by financing activities was $6,971,041 during the year ended June 30, 1998 as compared to $1,811,354 during the year ended June 30, 1997. The increase in cash provided was attributable to the net receipt of $6,857,300 from the sale of the direct mail marketing net assets in March 1998, $2,650,000 from the sale and leaseback agreement entered into in October 1997, $32,417 from the proceeds received upon the exercise of stock options and $86,000 from loan proceeds. This increase in cash provided during the year ended June 30, 1998 was offset in part by the payment of $1,500,000 for the retirement of common stock owned by former officers of the Company. During the year ended June 30, 1997, the Company received $1,811,354 from the issuance of common stock.

         Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sutain its operations. As of June 30, 1998, the Company had $3,211,724 of cash. As described above. The Company made a cash payment to AOL of $1,200,000 in July, 1998. The Company is currently attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. As reflected in the accompanyin consolidated financial statements, the Company has incurred losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company has a tangible working capital deficit of $272,968 and is scheduled to make substantial payments as described above to AOL. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all.

         Management's plans in regard to these matters include pursuing various potential funding sources. The Company is currently in negotiations with two firms to obtain additional working capital through a private placement of the Company's equity securities. The Company is attempting to accelerate payments that are due to the Company in the future totaling approximately $1,200,000. The Company has contacted the entities owing these amounts to negotiate the acceleration of these payments. The Company is negotiating with a lender to obtain working capital of $1,200,000 against which loan those receivables would be pledged. Certain directors of the Company have made oral commitments to make loans to and additional investments in the Company. Management is actively pursuing these alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations.

Year 2000 Issue

         Beginning in October 1997, the Company initiated the review and assessment of all its computerized hardware and internal-use software systems in order to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, the Company's computerized information systems have been substantially replaced and are believed to be Year 2000 compliant. It is possible, however, that software programs acquired from third parties and incorporated into other applications utilized by the Company may not be fully Year 2000 compliant, however, in the most likely worst case scenario these programs would have minimal financial impact on the Company. The Company intends to continue testing, replacing, or enhancing its internal applications through the end of 1999 to ensure that risks related to such software are minimized. Management does not believe that costs associated with Year 2000 compliance efforts will have a material impact on the Company's financial result or operations.

Forward-Looking Information

         Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) the Company has only generated minimal revenue from its Internet businesses, and has not generated and may not generate the level of purchases, users or advertisers anticipated, and (ii) the costs to market the Company's Internet services.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------        --------------------------------------------

         The consolidated financial statements and reports of independent public accountants are filed as part of this report on pages F-1 through F-26.


ITEM 9.        CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------        -----------------------------------------------------------------
               FINANCIAL STATEMENT DISCLOSURE.
               -------------------------------

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

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------       --------------------------------------------------

               Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.       EXECUTIVE COMPENSATION
--------       ----------------------

               Incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

         The following table sets forth information regarding Common Stock of the Company beneficially owned as of October 7, 1998 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock,
(ii) each director and director nominee, (iii) each executive officer named in the Summary Compensation Table, and (iv) all officers and directors as a group. As of October 7, 1998, there were 13,099,210 shares of Common Stock outstanding and no Preferred Stock outstanding.

                                                  Amount of          Percentage
        Names and Addresses of                     Common            of Voting
        Principal Stockholders                     Shares*           Securities
        ----------------------                     -------           ----------

      Lorne House Trust                            995,296             7.6%
      Castletown, Isle of Man
      America Online, Inc.                         955,414             7.3%
      22000 AOL Way
      Dulles, Virginia  20166

        Officers and Directors
        ----------------------
      James A. Egide                             1,663,898(1)         12.7%
      136 Heber Avenue, Suite 204
      Park City, Utah  84060
      Raymond J. Pittman                         1,930,127            14.7%
      187 Fremont Street
      San Francisco, California 94105

      Kenneth M. Woolley                           387,000(2)          2.9%
      136 Heber Avenue., Suite 204
      Park City, Utah  84060
      Mitchell L. Edwards                          420,307(3)          3.1%
      136 Heber Avenue., Suite 204
      Park City, Utah  84060
      Glen Hartman                                  66,667             0.5%
      136 Heber Avenue, Suite 204
      Park City, Utah  84060
      All Directors and Executive Officers       4,467,999            32.7%

      (5 persons)

* Assumes exercise of all exercisable options held by listed security holders which can be acquired within 60 days from October 7, 1998.

(1) Includes 25,000 shares which Mr. Egide may acquire on exercise of options.

(2) Includes 225,000 shares which Mr. Woolley may acquire on exercise of options.

(3) Includes 280,000 shares which Mr. Edwards may acquire on exercise of options. Does not include 85,000 shares which may be acquired on exercise of options which are not currently exercisable.

The stockholders listed have sole voting and investment power, except as otherwise noted.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

         During the year ended June 30, 1994, the Company made cash loans to two officers totaling $46,000, which were settled during the year ended June 30, 1995, except for $1,000 which was settled during the year ended June 30, 1997.

         Prior to July 1, 1994, the Company had borrowed money from certain officers. Additional borrowings of $50,000 and $129,500 were made during the years ended June 30, 1996 and 1995, respectively. Principal payments on these notes were $1,666, $199,500, and $2,152 during the years ended June 30, 1997, 1996 and 1995, respectively. The amounts due on these loans at June 30, 1998, 1997 and 1996 were $0, $0 and $1,666, respectively.

         During the year ended June 30, 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. Certain officers and stockholders guaranteed the loan. In exchange for the guarantee, such persons received a one-year option to purchase 25,000 shares of common stock at $5.00 per share.

         During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd., Cybergames, Inc., Online Investments, Inc. and Barrons Online, Inc., companies in which Mr. Egide, one of the Company's directors and stockholders has an ownership interest. Under the agreements, the Company provided software development services, and configured hardware and other computer equipment.


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------       ----------------------------------------------------------------

         (a)      INDEX TO FINANCIAL STATEMENTS


Title of Documents                                                      Page No.
------------------                                                      --------

DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
---------------------------------------------------

Report of Independent Public Accountants                                  F-1

Consolidated Balance Sheets as of June 30, 1998 and 1997                  F-2

Consolidated Statements of Operations for the Years
         Ended June 30, 1998, 1997 and 1996                               F-4

Consolidated Statements of Stockholders' Equity for
         the Years Ended June 30, 1998, 1997 and 1996                     F-6

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 1998, 1997 and 1996                               F-8

Notes to Consolidated Financial Statements                                F-10

         (b)      Reports on Form 8-K
                  -------------------

         The Company did not file any Current Reports on Form 8-K during the fourth quarter of its fiscal year ended June 30, 1998.

         (c)               Exhibits
                           --------

        The following documents are included as exhibits to this report.


Exhibits     Exhibit Description                                             Page or Location

3.1          Amended and restated certificate of incorporation               attached herewith
3.2          By-laws                                                         attached herewith
10.1         Lease Agreement                                                 +
10.2         Amended and restated DataMark Holding, Inc Incentive            #
                  Plan
10.3         Interactive Marketing Agreement with America Online, Inc.       attached herewith
10.4         Content license and distribution agreement with At Home         attached herewith
                 Corporation
10.5         Stock Exchange Agreement with Digital Courier                   *
                  International, Inc.
10.6         Asset Purchase Agreement with Focus Direct, Inc.                *
21.1         Subsidiaries of the Registrant                                  attached herewith
27.0         Financial Data Schedule                                         attached herewith


         Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special Stockholders meeting to be held on
          September 16, 1998.
  #      Incorporated  by reference to the Company's Form S-8 filed on April 28,
         1998.
  + Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                        (formerly DataMark Holding, Inc.)
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 1998 AND 1997 AND FOR
                         EACH OF THE THREE YEARS IN THE
                           PERIOD ENDED JUNE 30, 1998

                             TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc.) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier
Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company has a tangible working capital deficit of $272,968 as of June 30, 1998. None of the Company's continuing operations are generating positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
  September 23, 1998

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                 1998             1997
                                                            -------------------------------
CURRENT ASSETS:
   Cash                                                     $  3,211,724    $  4,938,404
   Trade accounts receivable                                      16,459            --
   Inventory                                                      21,046            --
   Current portion of AOL anchor tenant placement costs        3,237,281            --
   Other current assets                                          118,721          74,742
   Net current assets of discontinued operations                    --           105,739
                                                            -------------------------------
                Total current assets                           6,605,231       5,118,885
                                                            -------------------------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                               6,225,817       5,210,607
   Furniture, fixtures and leasehold improvements                777,419         724,717
   Vehicles                                                         --            29,059
                                                            -------------------------------
                                                               7,003,236       5,964,383
   Less accumulated depreciation and amortization             (2,109,736)       (510,307)
                                                            -------------------------------
                Net property and equipment                     4,893,500       5,454,076
                                                            -------------------------------
AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion      8,136,841            --
                                                            -------------------------------
GOODWILL, net of accumulated amortization of $67,997           1,318,661            --
                                                            -------------------------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC               810,215            --
                                                            -------------------------------
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS

                                                                    --           709,063
                                                            -------------------------------
OTHER ASSETS                                                   1,458,500          38,636
                                                            -------------------------------
                                                            $ 23,222,948    $ 11,320,660
                                                            -------------------------------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                          AS OF JUNE 30, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1998             1997
CURRENT LIABILITIES:                                   --------------------------------
   Current portion of capital lease obligations        $  1,006,906    $       --
   Note payable                                             100,000            --
   Accounts payable                                       1,458,598       1,086,474
   Accrued rental payments for vacated facilities           544,014            --
   Other accrued liabilities                                531,400         408,103
                                                       --------------------------------
                Total current liabilities                 3,640,918       1,494,577
                                                       --------------------------------
CAPITAL LEASE OBLIGATIONS, net of current portion         1,384,132            --
                                                       --------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 7 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value;
   2,500,000 shares authorized, no shares issued
   Common stock, $.0001 par value;                            --               --
   20,000,000 shares authorized,  8,268,489 and
   8,560,932 shares outstanding, respectively

                                                                827             856
   Additional paid-in capital                            30,506,614      22,714,366
   Warrants outstanding                                   2,519,106            --
   Receivable to be settled through the repurchase
   of common shares by the Company
                                                           (148,576)           --
   Accumulated deficit                                  (14,680,073)    (12,889,139)
                                                       --------------------------------
                Total stockholders' equity               18,197,898       9,826,083
                                                       --------------------------------
                                                       $ 23,222,948    $ 11,320,660
                                                       --------------------------------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                           1998           1997          1996
                                                       ------------------------------------------
NET SALES                                              $   803,011    $     8,812    $      --
COST OF SALES                                              745,871            492           --
                                                       ------------------------------------------
                Gross margin                                57,140          8,320           --
                                                       ------------------------------------------
OPERATING EXPENSES:
   General and administrative                            4,092,737      1,400,916        685,528
   Depreciation and amortization                         1,536,388        398,066         86,828
   Research and development                              1,432,006      3,966,185      1,478,890
   Selling                                               1,290,012      1,897,665           --
   AOL agreement costs                                     675,000           --             --
   Compensation expense related to issuance
 of options by principal stockholder                          --             --        1,484,375
                                                       ------------------------------------------
                Total operating expenses                 9,026,143      7,662,832      3,735,621
                                                       ------------------------------------------
OPERATING LOSS                                          (8,969,003)    (7,654,512)    (3,735,621)
                                                       ------------------------------------------
OTHER INCOME (EXPENSE):
   Interest and other income                               178,354        496,365         95,408
   Interest expense                                       (157,616)          (704)       (38,199)
                                                       ------------------------------------------
                Net other income                            20,738        495,661         57,209
                                                       ------------------------------------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                        (8,948,265)    (7,158,851)    (3,678,412)
INCOME TAX BENEFIT                                       2,684,000           --           91,999
                                                       ------------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (6,264,265)    (7,158,851)    (3,586,413)
                                                       ------------------------------------------

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                                  1998           1997            1996
DISCONTINUED OPERATIONS:                                     --------------------------------------------
 Income from operations of discontinued
  direct mail  advertising  operations,
  net of income tax provision of $66,827,
  $180,263 and $91,999, respectively                         $   111,377    $   300,438    $   153,332

 Gain on sale of direct mail advertising operations,
  net of income tax provision of $2,636,831                    4,394,717           --             --

 Loss from operations of discontinued  Internet
  service  provider  subsidiary, net of income tax benefit
  of $159,404 and $180,263, respectively                        (265,674)    (2,482,403)          --

 Gain on sale of Internet service provider subsidiary,
 net of income tax provision of $139,746                         232,911           --             --
                                                             --------------------------------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                     4,473,331     (2,181,965)       153,332
                                                             --------------------------------------------
NET LOSS                                                     $(1,790,934)   $(9,340,816)   $(3,433,081)
                                                             ============================================

NET LOSS PER COMMON SHARE:

   Loss from continuing operations:
     Basic and diluted                                       $     (0.74)   $     (0.86)   $     (0.61)
                                                             ============================================
   Income (loss) from discontinued operations:
Basic and diluted                                            $      0.53    $     (0.26)   $      0.03
                                                             ============================================
   Net Loss:
     Basic and diluted                                       $     (0.21)   $     (1.12)   $     (0.58)
                                                             ============================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                         8,422,345      8,309,467      5,917,491
                                                             ============================================


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash


                                                                                     1998           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:                                            ------------------------------------------
   Net loss                                                                      $(1,790,934)   $(9,340,816)   $(3,433,081)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Gains on sales of direct mail and Internet service operations              (7,404,205)          --             --
       Depreciation and amortization                                               1,536,388        398,066         86,828
       Compensation expense related to issuance of stock options                     343,750           --        1,484,375
       Issuance of common stock as compensation                                       61,250           --             --
       Compensation expense related to cashless exercise of stock options
                                                                                      18,375           --             --
       Loss on disposition of equipment                                               11,196           --             --
       Expense purchased research and development                                       --        1,674,721           --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                                101,653          8,206         (8,206)
            Inventory                                                                    836           --             --
            AOL anchor tenant placement costs                                       (525,000)          --             --
            Other current assets                                                     154,263        (74,742)         2,042
            Net current assets of discontinued operations                               --          182,041       (178,964)
            Other assets                                                             (13,360)       (38,636)        84,570
            Accounts payable                                                         446,168        588,899        443,813
            Accrued liabilities                                                      306,650        267,601        133,056
                                                                                 ------------------------------------------
                Net cash used in operating activities                             (6,752,970)    (6,334,660)    (1,385,567)
CASH FLOWS FROM INVESTING ACTIVITIES:                                            ------------------------------------------
   Purchase of property and equipment                                               (794,344)    (3,188,360)    (2,589,212)
   Proceeds from sale of equipment                                                    20,938           --             --
   Increase in receivable from Digital Courier International, Inc.                  (810,215)          --             --
   Increase in net long-term assets of discontinued operations                          --         (509,334)       (70,628)
   Cash of discontinued operations                                                    13,870           --             --
   Increase in other assets                                                         (375,000)          --             --
                                                                                 ------------------------------------------
                Net cash used in investing activities                             (1,944,751)    (3,697,694)    (2,659,840)
                                                                                 ------------------------------------------

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash



                                                                                   1998             1997            1996
                                                                              --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of direct mail advertising operations           $  6,857,300    $       --      $       --
   Net proceeds from sale and lease back of equipment                            2,650,000            --              --
   Net proceeds from issuance of common stock and other contributed capital         32,417         358,418      16,417,105
   Collection of receivables from sale of common stock                                --         1,496,137         719,000
   Proceeds from borrowings                                                         86,000            --            29,701
   Purchase of common stock from officers                                       (1,700,000)           --              --
   Principal payments on capital lease obligation                                 (690,183)           --              --
   Principal payments on borrowings                                               (264,493)        (43,201)           --
                                                                              --------------------------------------------
                Net cash provided by financing activities                        6,971,041       1,811,354      17,165,806
                                                                              --------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (1,726,680)     (8,221,000)     13,120,399
CASH AT BEGINNING OF YEAR                                                        4,938,404      13,159,404          39,005
                                                                              --------------------------------------------
CASH AT END OF YEAR                                                           $  3,211,724    $  4,938,404    $ 13,159,404
                                                                              ============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                     $    157,616    $      9,495    $     56,942



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

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

Exchequer I, Inc. ("Exchequer"), a publicly held Delaware corporation, was incorporated May 16, 1985. On January 11, 1995, Systems consummated a merger agreement with Exchequer whereby Systems became a wholly owned subsidiary of Exchequer, which changed its name to DataMark Holding, Inc. ("Holding" or the "Company"). The shareholders of Systems received 2121.013 shares of Holding's common stock for each share of Systems' common stock outstanding at the date of the merger. Accordingly, the 2,132 shares of Systems' common stock were converted into 4,522,000 shares of Holding's common stock. The accompanying financial statements have been restated to reflect the stock conversion for all periods presented. The merger was accounted for as a reverse acquisition with Systems being considered the acquiring company for accounting purposes. Prior to the merger, Holding had no assets, $26,215 of liabilities and 471,952 shares of common stock issued and outstanding. The reverse acquisition was accounted for by recording the liabilities of Holding at the date of merger at their historical cost, which approximated fair value.

Effective March 17, 1998, Holding entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). Pursuant to the Exchange Agreement, Holding agreed to issue 4,659,080 shares of its common stock to the shareholders of DCII. The acquisition and the changing of Holding's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of Holding on September 16, 1998. The acquisition of DCII will be accounted for as a purchase and the Company anticipates that approximately $11.7 million of the total purchase price of approximately $13.0 million will be allocated to in process research and development and will be expensed in the first quarter of fiscal year 1999. This allocation will be finalized upon completion of a third-party valuation. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $810,215 as of June 30, 1998 and is reflected as a noncurrent receivable in the accompanying June 30, 1998 consolidated balance sheet.

DCII is a Java-based Internet and wireless communications software development company originally incorporated on July 23, 1996. For the year ended December 31, 1997, DCII had no revenues.

On January 8, 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. ("Sisna"). In January 1998, the Company acquired all of the outstanding shares of common stock of Books Now, Inc. ("Books Now") and in May 1998 acquired all of the outstanding common stock of WeatherLabs Technologies, Inc. ("WeatherLabs"). The acquisitions of Sisna, Books Now and WeatherLabs have been accounted for as purchases with the results of operations of the acquired entities being included in th accompanying consolidated financial statements from the dates of the acquisitions. Additionally, in March 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus

          See accompanying notes to consolidated financial statements.

Direct") and sold the shares of common stock of Sisna acquired in January 1997 back to Sisna's former major shareholder (see Note 3 for pro forma information). The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations and Sisna's Internet service operations as discontinued operations.

On July 15, 1998, the Company signed an agreement to sell certain assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets relate primarily to the national Internet-based network of local television stations (see Note 12).

DCTI, WeatherLabs, Books Now, WorldNow, Printing and Sisna are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

         Nature of Operations and Related Risks
The Company's historical operations have primarily consisted of providing highly targeted business to consumer advertising for its clients. During fiscal years 1998, 1997 and 1996, the medium for such targeted advertising was direct mail and was being expanded to include an online network (see discussion below). The direct mail advertising operations were sold in March 1998.

In January 1997, the Company acquired Sisna, which operates as an Internet service provider allowing its customers access to the Internet. Through a network of franchisees, Sisna offers Internet access in 12 states. Sisna was sold back to Sisna's former major shareholder in March 1998.

In fiscal 1994, the Company began developing an advertiser funded national Internet service ("WorldNow Online") which was launched in the last quarter of fiscal year 1997. The Company's strategy for WorldNow Online included the creation of a national Internet-based network of local television stations. WorldNow would provide free web hosting, web maintenance and other Internet features, including national content and advertising, to the television stations. In return, the stations would provide local content, ranging from news, weather and sports, to entertainment, recreational and cultural events, as well as free television advertising and promotions in order to drive local users of the Internet to the WorldNow site. Both WorldNow and the stations' revenues would be derived from local and national advertising as well as related commerce conducted via the Internet. WorldNow went online in June 1997, and began generating minimal advertising revenues in August 1997. In July 1998, the Company agreed t sell certain assets related to the national Internet-based network of local television stations (see Note 12).

As discussed above, the Company has recently acquired Books Now, WeatherLabs and DCII. The Company's strategy is to be an Internet services company and engage in e-commerce and provide Internet content development, packaging and distribution for Internet portals and websites. In addition to e-commerce and web hosting from its data center, the Company is creating virtual content and commerce products that can be branded and used by existing Internet portals, websites and Internet communities. Its main product offerings are Videos Now(TM), WeatherLabs(TM)and Books Now(TM).


The Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Specifically, such risks include, without limitation, the dependence on continued growth in use of the Internet, the ability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, the ability to maintain and expand the channels of distribution, the ability to maintain continuing expertise in proprietary and third-party technologies, the timing of introductions of new services, the pricing policies of the Company's competitors and suppliers and the ability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible.

          See accompanying notes to consolidated financial statements.

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company has a tangible working capital deficit of $272,968. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans in regard to these matters include pursuing various potential funding sources. The Company is currently in negotiations with two firms to obtain additional working capital through a private placement of the Company's equity securities. The Company is attempting to accelerate payments that are due to the Company in the future totaling approximately $1,200,000. The Company has contacted the entities owing these amounts to negotiate the acceleration of these payments. The Company is negotiating with a lender to obtain working capital of $1,200,000 against which loan those receivables would be pledged. Certain directors of the Company have made oral commitments to make loans to and additional investments in the Company. Management is actively pursuing these alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

         Inventory
Inventory is valued at the lower of cost or market, with cost being determined using the first-in, first-out method. As of June 30, 1998, inventory consists primarily of purchased books to be sold and distributed by Books Now.

         Property and Equipment
Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization of property and equipment are computed using primarily an accelerated method over the estimated useful lives of the related assets, which are as follows:


Vehicles                                         5 years
Printing equipment                               5 years
Computer and office equipment                    5 - 7 years
Furniture, fixtures and leasehold
  improvements                                   5 - 10 years


When property and equipment are retired or otherwise disposed of, the book value is removed from the asset and related accumulated depreciation and amortization accounts, and the net gain or loss is included in the determination of net loss.

          See accompanying notes to consolidated financial statements.

         Other Assets
         As of June 30, 1998 and 1997, other assets consist of the following:

                                                                        1998              1997
                                                                 -----------------------------------
Noncurrent receivable from Focus Direct (see Note 3)                $   700,000      $       -
Investment in CommTouch preferred stock (see below)                     375,000              -
Security deposit under capital lease arrangement (see Note 7)
                                                                        250,000              -
Deposits and other                                                      133,500           38,636
                                                                 -----------------------------------
                                                                    $ 1,458,500      $    38,636
                                                                 ================== ================


During fiscal year 1998, the Company entered into a Series C Preferred Share Purchase Agreement with CommTouch Software Ltd. ("CommTouch"), an Israeli company, whereby the Company agreed to invest $750,000 in CommTouch's Series C Preferred Stock. One half of the investment was made on July 2, 1997 and the other half was made on September 17, 1997. The Company also has an option to make an additional $1,000,000 investment in CommTouch's Series C Preferred Stock. CommTouch is engaged in the development, manufacture and marketing of PC-based Internetworking software. As of June 30, 1998, management of the Company determined that the investment in CommTouch was partially impaired and recorded a reserve of $375,000 against the investment.

         Fair Value of Financial Instruments
The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's note payable and capital lease obligations also approximate fair value based on current rates for similar debt. The $700,000 noncurrent receivable related to the sale of the direct mail advertising business is noninterest bearing and is not due until June 30, 1999. The estimated fair value of the receivable as of June 30, 1998 is approximately $640,500.

         Revenue Recognition
Revenue is recognized upon shipment of product and as services are provided or pro rata over the service period. The Company defers revenue paid in advance relating to future services and products not yet shipped.

         Research and Development
Research and development costs are expensed as incurred.

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

         Net Loss Per Common Share
Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the fiscal year. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

          See accompanying notes to consolidated financial statements.

Options to purchase 1,445,000, 1,424,815 and 1,072,215 shares of common stock at weighted average exercise price of $3.82, $5.36, and $4.63 per share as of June 30, 1998, 1997, and 1996, respectively and warrants to purchase 656,942, 20,000 and 56,125 shares of common stock at weighted average exercise prices of $9.37, $7,75 and $7.75 per share, respectively, were not included in the computation of diluted EPS. The inclusion of the options and warrants would have been antidilutive, thereby decreasing net loss per common shares. As of June 30, 1998, the Company has agreed to issue up to an additional 1,048,940 shares of common stock in connection with the acquisitions of Books Now and WeatherLabs (see Note 3). The issuance of the shares is contingent on the achievement of certain performance criteria and/or the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During the year ended June 30, 1998, the Company issued 955,414 shares of common stock and warrants to purchase 318,471 shares of common stock to America OnLine, Inc. ("AOL") in connection with an Interactive Marketing Agreement. The common shares issued were recorded at their fair value of $8,330,016 and the warrants were recorded at their fair value of $2,519,106 with the offset being recorded as AOL anchor tenant placement costs (see Note 4). In addition, the Company acquired the common stock of Book Now and WeatherLabs in exchange for 100,000 and 253,260 shares of common stock, respectively (see Note 3).

During the year ended June 30, 1997, the Company acquired $96,000 of computer software in exchange for 12,000 shares of common stock. During the year ended June 30, 1998, the software was returned by the Company and the Company received back the 12,000 shares of common stock. During fiscal year 1997, the Company acquired the common stock of Sisna in exchange for 325,000 shares of the Company's common stock. During fiscal year 1998, the Company sold the common stock of Sisna back to the former major shareholder of Sisna for the return of 35,000 shares of the Company's common stock.

During the year ended June 30, 1996, the Company received subscription agreements for the purchase of 214,500 shares of common stock at $7.75 per share amounting to $1,496,137, net of commissions of $166,238. Payment was received subsequent to June 30, 1996 (see Note 8).

         Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographi areas and major customers. Both statements are effective for financial statements issued for periods beginning after December 15, 1997, accordingly, the Company will adopt SFAS No. 130 and SFAS No. 131 in its fiscal year 1999 consolidated financial statements. Management believes the adoption of SFAS Nos. 130 and 131 will not have a material impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; accordingly, the Company will adopt SFAS No. 133 in its fiscal year 2000 consolidated financial statements. Management believes the adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

          See accompanying notes to consolidated financial statements.

         Reclassifications
Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal year 1998 presentation.

(3) ACQUISITIONS AND DISPOSITIONS
Books Now

In January 1998, the Company acquired all of the outstanding stock of Books Now, a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock upon signing the agreement and can receive 87,500 additional shares per year for the next three years based on performance goals established in the agreement. The annual number of shares could increase up to a maximum of 175,000 shares if the Company's average stock price, as defined, does not exceed $8.50 per share at the end of the three-year period. The Company granted certain piggyback registration rights and a one time demand registration right with regard to the shares received under the agreement. The Company also entered into a three-year employment agreement with the president of Books Now that provides for base annual compensation of $81,000 and a bonus on pretax income ranging from 5% to 8% based on the level of earnings.

The acquisition has been accounted for as a purchase and the operations of Books Now are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $538,639 has been recorded as goodwill and is being amortized over a period of five years.

WeatherLabs

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock. These shareholders are entitled to receive a total of 523,940 additional shares over the next three years based on the stock price of the Company's common stock, as defined, at the end of the Company's next three fiscal years.

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $848,019 has been recorded as goodwill and is being amortized over a period of five years.

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the years ended June 30, 1998 and 1997 (assuming the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1996) are as follows:


                                                     1998              1997
                                                --------------------------------
Revenues                                        $   1,171,200       $   368,802
Loss from continuing operations                    (6,993,401)       (7,574,632)
Loss from continuing operations per share               (0.80)            (0.87)

          See accompanying notes to consolidated financial statements.

Sisna, Inc.

On January 8, 1997, the Company completed the acquisition of Sisna pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, Holding issued 325,000 shares of its common stock in exchange for all of the issued and outstanding shares of Sisna. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was $1,674,721, which was allocated to purchased research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

In connection with the acquisition, the Company entered into three-year employment agreements with four of Sisna's key employees and shareholders. The employment agreements provided for automatic renewals for one or more successive one-year terms (unless notice of non-renewal was given by either party), could be terminated by the Company for cause (as defined), or could be terminated by the Company without cause. If terminated without cause, the employees were entitled to their regular base salary up to the end of the then current term and any bonus owed pursuant to the employment agreements. The four employment agreements provided for aggregate base annual compensation of $280,000. The employment agreements also provided for aggregate bonuses of $500,000, which were paid as of the date of the acquisition. These bonuses were earned and expensed as the employees completed certain computer installations. The employment agreements also included noncompetition provisions for periods extending three years after the termination of employment with the Company.

In March 1998, the Company sold the operations of Sisna back to Sisna's major shareholder, who was a director of the Company, in exchange for 35,000 shares of the Company's common stock. The purchaser of Sisna received tangible assets of approximately $55,000 of accounts receivable, $35,000 of prepaid expenses, $48,000 of computer and office equipment, and $10,000 of other assets and assumed liabilities of approximately $33,000 of accounts payable, $102,000 of notes payable, and $244,000 of other accrued liabilities resulting in a pretax gain on the sale of $372,657.

The operations of Sisna have been reflected in the accompanying consolidated financial statements from the acquisition date in January 1997 through the sale date in March 1998 as discontinued operations. The Sisna revenues were $555,686 and $341,842, respectively, and the losses from operations were $(425,078) and $(2,662,666) during fiscal years 1998 and 1997, respectively.

         Sale of Direct Mail Advertising Operations
In March 1998, the Company sold its direct mail advertising operations to Focus Direct, a Texas corporation. Pursuant to the asset purchase agreement, Focus Direct purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal wherever located of the Company used in the Company's direct mail operations. Focus Direct also agreed to assume certain liabilities of the Company related to the direct mail advertising operations. Focus Direct is not affiliated with the Company.

Pursuant to the agreement, Focus Direct agreed to pay the Company $7,700,000 for the above described assets. Focus Direct paid the Company $6,900,000 at closing and will pay the additional $800,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing. This sale resulted in a pretax gain of $7,031,548. The purchaser acquired tangible assets consisting of approximately $495,000 of accounts receivable, $180,000 of inventory, $575,000 of furniture and equipment, and $10,000 of other assets, and assumed liabilities of approximately $590,000 of accounts payable and $320,000 of other accrued liabilities.

          See accompanying notes to consolidated financial statements.

The direct mail advertising operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The direct mail advertising revenues for the years ended June 30, 1998, 1997 and 1996 amounted to $7,493,061, $6,448,156 and $4,256,887, respectively.

         (4)  Interactive Marketing Agreement with America Online, Inc.
On June 1, 1998, the Company entered into an Interactive Marketing Agreement with America Online, Inc. ("AOL") for an initial term of 39 months (the
"Agreement"), which can be extended for successive one-year terms by AOL thereafter. Under the Agreement, the Company will pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the "Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Company is scheduled to make cash payments to AOL of $1,200,000 upon execution of the agreement in June 1998, $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000. The initial $1,200,000 payment was not actually made until July 6, 1998. The Performance Warrant vests over the term of the agreement as certain promotion criteria are achieved by AOL

The agreement includes an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").

The original $12 million of cash payments and the value of the Performance Warrant, to be determined as the warrant vests, will be accounted for as follows: (i) the estimated fair value of the permanent anchor tenant placements on the AOL Network of $1,750,000 per year, or approximately $5,250,000 in total, will be charged to expense ratably over the period from the launch of the Company's interactive site, which is expected to be October 15, 1998, through the original term of the agreement; and (ii) the remaining amount will be treated as advertising costs and will be expensed as paid or as the Performance Warrant vests. The advertising will be expensed as paid in accordance with SOP 93-7, because the Company has no experience on which to evaluate the effectiveness of the direct response advertising. The value of the common shares issued of $8,330,016 and the value of the Option Warrant of $2,519,106 represent the value of the permanent anchor tenant placements on AOL.com and will be charged to expense ratably over the period from the launch of the Company's interactive site on AOL.com through the original term of the agreement. As of June 30, 1998, the initial $1,200,000 payment obligation was allocated $525,000 to AOL anchor tenant placement costs and $675,000 to expense as advertising costs. The value of the common stock issued and the Option Warrant was recorded as AOL anchor tenant placement costs in the accompanying consolidated financial statements.

(5)  NOTE PAYABLE
As of June 30, 1998, the Company has a note payable to an unrelated individual in the amount of $100,000. The note was assumed in the acquisition of WeatherLabs. The note is unsecured, bears interest at eight percent and is due on demand.

(6)  INCOME TAXES
The components of the net deferred income tax assets as of June 30, 1998 and 1997 are as follows:


                                                                      1998                    1997
                                                    ----------------------------------------------
Net operating loss carryforwards                       $   3,611,000           $   3,464,800
Accrued liabilities                                          271,400                  83,400
Receivable reserves and other                                162,000                  22,000
                                                    ----------------------------------------------
                Total deferred income tax assets           4,044,400               3,570,200
Valuation allowance                                       (4,044,400)             (3,570,200)
                                                    ----------------------------------------------
                Net deferred income tax asset          $       -               $       -
                                                    ==============================================

          See accompanying notes to consolidated financial statements.

As of June 30, 1998, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $10,030,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire beginning in 2009.

No benefit for income taxes was recorded during the year ended June 30, 1997. The income tax benefits recorded for the years ended June 30, 1998 and 1996 of $2,684,000 and $91,999, respectively, were limited to the income tax provision recorded on income from discontinued operations. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, a valuation allowance was recorded against the entire net deferred income tax asset.

(7)  COMMITMENTS AND CONTINGENCIES
Leases
       In October 1997, the Company entered into a sale and three-year capital leaseback agreement related to $3,000,000 of the Company's computer equipment. The agreement provided that $250,000 of the proceeds be placed in escrow upon signing the agreement. The equipment was sold at book value resulting in no deferred gain or loss on the transaction. The Company assumed certain minor capital lease obligations related to equipment as a result of the acquisitions of Books Now and WeatherLabs. The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 1998 are as follows, net of sublease rentals:


                                            Minimum            Operating Leases
                                                               ------------------------------------------------
                                            Capital            Minimum           Deduct             Net
                                            Lease              Lease             Sublease           Rental
              Year ending June 30,          Payments           Rentals           Rentals            Commitments
---------------------------------------------------------------------------------------------------------------
                    1999                    $ 1,155,481         537,293        $  188,617         $  348,676
                    2000                      1,150,872         475,109           267,166            207,943
                    2001                        301,321         293,791           198,044             95,747
                    2002                         13,763         120,478            99,122             21,356
                    2003                          5,220             -                 -                  -
                                            -------------------------------------------------------------------
Total minimum lease payments                  2,626,657       1,426,671        $  752,949        $   673,722
                                                              =================================================
Less amount representing interest              (235,619)

Present value of net minimum lease
payments, including current
maturities of $1,006,906                   $  2,391,038
                                          =================


The Company incurred rent expense of $552,264, $472,572 and $118,923 in connection with its operating leases for the years ended June 30, 1998, 1997 and 1996, respectively. Due to the sale of the Company's direct mail advertising operations and the Sisna Internet service operations during fiscal 1998, the Company vacated certain leased facilities. The Company accrued a liability for an estimated $544,014 of future rental payments for vacated facilities that will not be covered by subleases.

          See accompanying notes to consolidated financial statements.

         Purchase Commitment
On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services. This agreement was terminated and superceded by an agreement effective July 15, 1997. The Company has committed to minimum annual usage of at least $500,000 over a three-year period.

         Legal Matters
As discussed in Note 3, during fiscal year 1998 DCTI acquired the common stock of Books Now in exchange for 100,000 shares of DCTI's common stock with additional shares to be earned based on Books Now achieving certain performance goals during the three years following the acquisition date. In June 1998, the Company received a letter from the prior owner of Books Now, who is also the current president of Books Now, alleging that his duties had been changed without his consent and Books Now had been prevented by DCTI from reaching its financial goals for the first year. The former owner contends that DCTI breached its agreements with him, breached the implied covenant of good faith and fair dealing in connection with the agreements and defrauded him in connection with DCTI's purchase of Books Now's common stock.

DCTI and the former owner are engaged in settlement discussions in an effort to resolve this matter without litigation. While management believes, after consultation with legal counsel, that the ultimate outcome of this matter will not have a significant effect on the Company's consolidated financial position, liquidity or results of operations, it is possible that a change in the Company's estimate of its probable liability, if any, could occur.

The Company is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

(8)  CAPITAL TRANSACTIONS
         Preferred Stock
The Company is authorized to issue up to 2,500,000 shares of its $.0001 par value preferred stock. As of June 30, 1998, no preferred stock has been issued. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock.

         Common Stock Issuances and Other Transactions
During the year ended June 30, 1996, the Company raised equity capital through private placements of its restricted common stock at $7.75 per share. The Company engaged finders to introduce potential investors to the Company. The finders received a ten percent commission and warrants to purchase 250,000 shares of the Company's common stock at a price of $7.75 per share. During fiscal year 1997 these warrants were cancelled and replaced with 125,000 options to purchase common stock at $9.00 per share. The Company sold 1,992,179 shares of common stock for $13,914,849 in proceeds, net of offering costs of $1,524,538, and received subscriptions for an additional 214,500 shares of common stock. The proceeds from the subscriptions of $1,496,137, net of offering costs of $166,238, were received in fiscal year 1997. The Company issued warrants to purchase up to 377,900 shares of the Company's common stock at $7.75 per share to certain of the investors. During the years ended June 30, 1997 and 1996, 36,125 and 321,775 of these warrants to purchase shares of the Company's common stock were exercised, respectively.

The Company agreed with certain of the investors to use its best efforts to register the issued shares and warrants under the Securities Act of 1933. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission during fiscal year 1996 and it became effective in fiscal year 1997.

          See accompanying notes to consolidated financial statements.

As discussed in Note 3, during the year ended June 30, 1997, the Company issued 325,000 shares of its common stock to purchase Sisna. During the year ended June 30, 1998, the Company sold the operations of Sisna back to Sisna's former major shareholder for 35,000 shares of the Company's common stock. In fiscal year 1997, the Company acquired certain computer software in exchange for 12,000 shares of common stock. In fiscal year 1998, the Company returned the computer software for the return of the 12,000 shares of common stock.

During the year ended June 30, 1998, the Company issued 100,000 and 253,260 shares of its common stock to purchase Books Now and WeatherLabs, respectively (see Note 3). The Company issued 955,414 shares of common stock and warrants to purchase common stock to AOL in connection with the Interactive Marketing Agreement described in Note 4.

On April 28, 1998, the Company entered into an Amended Stock Repurchase Agreement (the "Repurchase Agreement") with Mr. Chad L. Evans, the former CEO and Chairman of the Board of the Company. Pursuant to the Repurchase Agreement, the Company agreed to repurchase 1,800,000 shares of the Company's common stock held by Mr. Evans for $1,500,000. Additionally, the Company entered into a Confidentiality and Noncompetition Agreement with Mr. Evans, pursuant to which Mr. Evans, for consideration consisting of $25,000, has agreed, among other things, not to compete with the Company, solicit employees from the Company, or use proprietary information of the Company for a period of three years. In addition, the Company acquired 66,110 shares of common for $199,813 from the president of the direct mail advertising operations that were sold during the year.

          See accompanying notes to consolidated financial statements.

(9)  STOCK OPTIONS

The Company has established the Omnibus Stock Option Plan (the "Option Plan") for employees and consultants. The Company's Board of Directors has from time to time authorized the grant of stock options outside of the Option Plan to directors, officers and key employees as compensation and in connection with obtaining financing and guarantees of loans. The following table summarizes the option activity for the years ended June 30, 1998, 1997 and 1996.




                                      Options Outstanding
                                 Number of         Option Price
                                  Shares              Per Share
                               ------------------------------------
Balance at June 30, 1995          150,592            $     0.25
Granted                           470,000             5.00-9.00
Balance at June 30, 1996          620,592             0.25-9.00
Granted                            65,000                  3.25
Expired or cancelled             (100,000)                 5.00
Balance at June 30, 1997          585,592             0.25-9.00
Granted                           365,000             2.75-5.00
Expired or cancelled             (305,000)            3.25-7.75
Exercised                        (150,592)                 0.25
Balance at June 30, 1998          495,000            $2.75-9.00
                              =====================================


All of the above options have been granted with exercise prices equal to or greater than the intrinsic fair value of the Company's common stock on the dates of grant. During the year ended June 30, 1998, the Company decreased the option price to $2.75 per share for 315,000 of the options that had been previously granted at prices ranging from $3.25 to $7.75 per share and extended the exercise periods for certain of the options. As of June 30, 1998, 430,000 of the above options are exercisable and the above options expire, if not exercised, from December 31, 1998 through June 30, 2002.

The Option Plan provides for the issuance of a maximum of 2,500,000 shares of common stock. The Option Plan is administered by the Board of Directors who designate option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisabl for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 1998, 1997 and 1996 under the Option Plan.

          See accompanying notes to consolidated financial statements.

                                       Options Outstanding
                                 Number of           Option Price
                                  Shares              Per Share
                             -----------------------------------------
Balance at June 30, 1995          634,946            $ 0.50-1.00
  Granted                         175,000                   7.75
  Expired or canceled            (341,323)             0.50-1.00
  Exercised                       (17,000)                  0.50
Balance at June 30, 1996          451,623              0.50-7.75
  Granted                         510,000              3.25-9.00
  Expired or canceled             (20,000)             0.50-5.00
  Exercised                      (102,400)             0.50-1.00
Balance at June 30, 1997          839,223              0.50-9.00
  Granted                         635,000              2.75-7.75
  Expired or canceled            (250,000)             0.50-7.25
  Exercised                      (274,223)             0.50-3.38
Balance at June 30, 1998          950,000            $ 2.75-9.00
                             =========================================

In June 1996, in connection with an employment agreement with an officer of WorldNow, a principal stockholder granted an option to the officer to purchase 237,500 shares of restricted common stock from the principal stockholder at $1.50 per share. As discussed in Note 8, during the year ended June 30, 1996 the Company sold shares of restricted common stock in a private placement at $7.75 per share; accordingly, the Company recognized $1,484,375 of compensation expense related to this transaction during the year ended June 30, 1996.

         Stock-Based Compensation
The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 5.50, 6.47 and
5.86 percent in fiscal years 1998, 1997 and 1996, respectively, a dividend yield of 0 percent, volatility factors of the expected common stock price of 88.91,
77.80 and 77.80 percent, respectively, and weighted average expected lives ranging from one to nine years for the stock options. For purposes of the pro forma disclosures the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 1998, 1997 and 1996:

          See accompanying notes to consolidated financial statements.

                                 1998                1997                1996
                           ---------------------------------------------------
  Net loss:
    As reported            $  (1,790,934)    $  (9,340,816)    $  (3,433,081)
    Pro forma                 (4,895,300)      (10,378,303)       (3,926,658)
  Net loss per share
  (basic and diluted):
    As reported                    (0.21)            (1.12)           (0.58)
    Pro forma                      (0.58)            (1.25)            (0.66)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

(10)  EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) profit sharing plan for the benefit of its employees. All employees are eligible to participate and may elect to contribute to the plan annually. The Company has no obligation to contribute and did not contribute additional matching amounts to the Plan during any year presented.

(11)  RELATED-PARTY TRANSACTIONS
During the year ended June 30, 1994, the Company made cash loans to two officers totaling $46,000, which were settled during the year ended June 30, 1995, except for $1,000 which was settled during the year ended June 30, 1997.

Prior to July 1, 1995, the Company had borrowed money from certain officers. Additional borrowings of $50,000 were made during the year ended June 30, 1996. Principal payments on these notes were $1,666, and $199,500 during the years ended June 30, 1997 and 1996, respectively. The amounts due on these loans at June 30, 1997 and 1996 were $0 and $1,666, respectively.

During the year ended June 30, 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. Certain officers and shareholders guaranteed the loan. In exchange for the guarantee, such persons received a one-year option to purchase 25,000 shares of common stock at $5.00 per share (see Note 9).

During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd. and Barrons Online, Inc., companies in which one of the Company's directors and shareholders has an ownership interest. Under the agreements, the Company provided software development services, configured hardware and other computer equipment and related facilities amounting to $410,292. As of June 30, 1998, the Company had a receivable from these companies in the amount of $148,576. The Company had agreed to repurchase shares of its common stock as settlement for the receivable. Accordingly, the receivable is reflected as contra equity in the accompanying June 30, 1998 consolidated balance sheet.

(12)  SUBSEQUENT EVENT
         Agreement to Sell Certain Assets Related to WorldNow
On July 15, 1998, the Company signed an agreement to sell certain assets related to the Company's Internet-related business branded under the "WorldNow" and WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets related primarily to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out payments of up to $500,000. The earn-out payments are based upon ten percent of monthly revenues actually received by the buyer in excess of $100,000 and are to be paid

          See accompanying notes to consolidated financial statements.

quarterly. The purchaser acquired tangible assets of approximately $100,000 and assumed no liabilities. The operations of WorldNow have been reflected in the accompanying consolidated financial statements in loss from continuing operations.


          See accompanying notes to consolidated financial statements.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DIGITAL COURIER TECHNOLOGIES, INC.


Dated: October 12, 1998             By /s/ James A. Egide
                                       -----------------------------------------
                                       James A. Egide, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                                Date

/s/ James A. Egide                   Director and Chairman                       October 12, 1998
----------------------------          of the Board
James A. Egide

/s/ Raymond J. Pittman               Director and Chief                          October 12, 1998
----------------------------          Operating Officer
Raymond J. Pittman

/s/ Mitchell L. Edwards              Director, Executive Vice President,         October 12, 1998
----------------------------          and Chief Financial Officer
Mitchell L. Edwards

                                     Director                                    October      , 1998
----------------------------
Glen Hartman

                                     Director                                    October      , 1998
----------------------------
Kenneth Woolley

/s/ Michael D. Bard                  Controller                                  October 12, 1998
----------------------------
Michael D. Bard

          See accompanying notes to consolidated financial statements.