Form 10-K/A
period 1998-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1998-10-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                   FORM 10-K/A
                                   -----------


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

         (c)               Exhibits
                           --------

        The following documents are included as exhibits to this report.



Exhibits     Exhibit Description                                             Page or Location
--------     -------------------                                             ----------------
3.1          Amended and restated certificate of incorporation               attached herewith
3.2          By-laws                                                         attached herewith
10.1         Lease Agreement                                                 +
10.2         Amended and restated DataMark Holding, Inc Incentive            #
                  Plan
10.3         Interactive Marketing Agreement with America Online, Inc.       attached herewith
10.4         Content license and distribution agreement with At Home         attached herewith
                 Corporation
10.5         Stock Exchange Agreement with Digital Courier                   *
                  International, Inc.
10.6         Asset Purchase Agreement with Focus Direct, Inc.                *
21.1         Subsidiaries of the Registrant                                  attached herewith
22.0         Consent of Independent Public Accountants                       attached herewith
27.0         Financial Data Schedule                                         attached herewith



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

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996




                                                                                Additional
                                                           Common Stock           Paid-in                Warrants
                                                    Shares            Amount     Capital               Outstanding



                                            --------------------------------------------------------------------------------
BALANCE, June 30, 1995                            5,539,953          $ 554   $  1,187,913       $         --

Issuance of common stock for cash,
 net of offering costs of $1,524,538              1,992,179            199     13,914,650                 --


Stock subscriptions, net of
commissions of $166,238                             214,500             21      1,496,116                 --

Exercise of stock warrants                          321,775             32      2,493,724                 --

Issuance of options by principal stockholder           --             --        1,484,375                 --

Exercise of stock options                            17,000              2          8,498                 --

Net loss                                               --             --             --                   --
                                            --------------------------------------------------------------------------------

BALANCE, June 30, 1996                            8,085,407            808     20,585,276                 --
Exercise of stock options                           102,400             10         78,405                 --

Collection of stock subscriptions receivable           --             --             --                   --

Exercise of stock warrants                           36,125              4        279,965                 --

Issuance of common stock to
 purchase computer software                          12,000              1         95,999                 --

Issuance of common stock to acquire Sisna           325,000             33      1,674,721                 --

Net loss                                               --             --             --                   --
                                            --------------------------------------------------------------------------------
BALANCE, June 30, 1997                            8,560,932            856     22,714,366                 --
                                            --------------------------------------------------------------------------------

                                                                     Stock
                                              Receivable To Be    Subscriptions       Accumulated
                                              Settled In Stock      Receivable          Deficit
                                            --------------------------------------------------------------------------------

BALANCE, June 30, 1995                         $       --      $       --      $   (115,242)

Issuance of common stock for cash,
 net of offering costs of $1,524,538                   --              --              --


Stock subscriptions, net of
commissions of $166,238                                --        (1,496,137)           --

Exercise of stock warrants                             --              --              --

Issuance of options by principal stockholder           --              --              --

Exercise of stock options                              --              --              --

Net loss                                               --              --        (3,433,081)
                                            --------------------------------------------------------------------------------

BALANCE, June 30, 1996                                 --        (1,496,137)     (3,548,323)
Exercise of stock options                              --              --              --

Collection of stock subscriptions receivable           --         1,496,137            --

Exercise of stock warrants                             --              --              --

Issuance of common stock to
 purchase computer software                            --              --              --

Issuance of common stock to acquire Sisna              --              --              --

Net loss                                               --              --        (9,340,816)
                                            --------------------------------------------------------------------------------
BALANCE, June 30, 1997                                 --              --       (12,889,139)
                                            --------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                                                    Additional
                                                          Common Stock               Paid-in            Warrants
                                                      Shares          Amount         Capital           Outstanding
                                            --------------------------------------------------------------------------------


BALANCE, June 30, 1997                               8,560,932    $        856    $ 22,714,366    $

Exercise of stock options                              424,815              42         539,093                --

Acquisition of shares in cashless
 exercise of stock options                            (132,822)            (13)       (488,329)

Issuance of common stock for compensation               20,000               2          61,248                --

Compensation expense recorded in connection
 with grant of stock options                              --              --           343,750                --

Issuance of common stock to acquire
 Books Now, Inc.                                       100,000              10         234,365

Issuance of common stock to acquire
 WeatherLabs, Inc.                                     253,260              26         709,103                --

Issuance of common stock and warrants
in connection with AOL agreement                       955,414              96       8,329,920

Purchase of common stock from officers for cash     (1,866,110)           (187)     (1,699,813)               --

Reacquisition and retirement of common
 stock in connection with sale of Sisna                (35,000)             (4)       (141,090)               --

Reacquisition of common stock issued to
 purchase  computer software                           (12,000)             (1)        (95,999)               --

Receivable to be settled through the
repurchase of common shares by the Company                --              --              --                  --

Net loss                                                  --              --              --                  --
                                            --------------------------------------------------------------------------------
BALANCE, June 30, 1998                               8,268,489             827    $ 30,506,614    $   $  2,519,106
                                            --------------------------------------------------------------------------------

                                                                          Stock
                                                   Receivable To Be    Subscriptions       Accumulated
                                                   Settled In Stock      Receivable          Deficit
                                            --------------------------------------------------------------------------------

BALANCE, June 30, 1997                                $   --          $   --               $(12,889,139)

Exercise of stock options                                 --              --                         --

Acquisition of shares in cashless
 exercise of stock options                                --              --                         --

Issuance of common stock for compensation                 --              --                         --

Compensation expense recorded in connection
 with grant of stock options                              --              --                         --

Issuance of common stock to acquire
 Books Now, Inc.

Issuance of common stock to acquire
 WeatherLabs, Inc.                                        --              --                         --

Issuance of common stock and warrants
in connection with AOL agreement                     2,519,106            --                         --

Purchase of common stock from officers for cash           --              --                         --

Reacquisition and retirement of common
 stock in connection with sale of Sisna                   --              --                         --

Reacquisition of common stock issued to
 purchase  computer software                              --              --                         --

Receivable to be settled through the
repurchase of common shares by the Company            (148,576)           --                         --

Net loss                                                  --              --                   (1,790,934)
                                            --------------------------------------------------------------------------------
BALANCE, June 30, 1998                            $   (148,576)   $       --                 $(14,680,073)
                                            ================================================================================


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