Form 10-K/A
period 1998-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1998-10-28
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                               AMENDMENT NO. 2 TO
                                   FORM 10-K/A
                                   -----------

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended   June 30, 1998
                                               -------------
          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                 --------  --------

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

                       Yes    X   .        No        .
                          --------           --------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

ITEM 11.      EXECUTIVE COMPENSATION
--------      ----------------------

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer as of June 30, 1997 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.

                                      Summary Compensation
                                                                                           Long-Term
                                                    Annual Compensation                   Compensation
                                                    -------------------                   ------------
                                                                                   Other Annual
   Name and Principal        Year Ended         Salary              Bonus          Compensation      Options/SARs
        Position              June 30             ($)                ($)               ($)                (#)
        --------              -------             ---                ---               ---                ---

Raymond J. Pittman              1998           $        -
Chief Executive Officer

Mitchell L. Edwards             1998           $   150,000           $25,000                            215,000
Executive Vice
President, Chief
Financial Officer

Compensation of the executive officers may be increased from time to time as recommended by the compensation committee and approved by the Board of Directors.

Stock Options Granted in Last Fiscal Year


                                                                                  Potential Realizable Value
                                                                                  as Assumed Annual Rates
                                                                               of Stock Price Appreciations
                               Individual Grants                                      for Option Term
---------------- -------------- -------------- --------------- -------------- --------------- --------------
                                 % of Total
                                   Options
                                 Granted to
                    Options       Employees       Exercise      Expiration          5%             10%
     Name         Granted (#)      in 1998         Price           Date            ($)
---------------- -------------- -------------- --------------- -------------- --------------- --------------
Mitchell L.
Edwards                65,000           8.0%         $2.75       Oct.  2007      $  8,938         $17,875
---------------- -------------- -------------- --------------- -------------- --------------- --------------
                      150,000          18.3%         $2.75       Mar.  2008        20,625          41,250
---------------- -------------- -------------- --------------- -------------- --------------- --------------
      Total           215,000          26.3%         $2.75                        $29,563         $59,125
---------------- -------------- -------------- --------------- -------------- --------------- --------------

Aggregated Option Exercises and Year-End Option Values in Fiscal 1998

         The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during fiscal 1998, the aggregate dollar value realized upon exercise, the total number of unexercised options held at June 30, 1998 and the aggregate dollar value of in-the-money unexercised options, if any, held at June 30, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at June 30, 1998 is the difference between its exercise price and the fair market value of the underlying stock on June 30, 1998, which was $9.375 per share based on the closing bid price of the Common Stock on June 30, 1998. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the Common Stock on the actual date of exercise. There can be no assurance that these values will be realized.

                                                                                      Value of Unexercised
                                                 Number of Unexercised Options       In-the-Money Options at
                                                           at 6/30/98                        6/30/98
                                                           ----------                        -------
                        Shares
                        Acquired       Value
                          on          Realized
       Name            Exercise(#)       ($)       Exercisable    Unexercisable     Exercisable    Unexercisable
-------------------- ------------- ------------- -------------- ----------------- -------------- ----------------

Raymond J. Pittman            0     $        0              0              0       $        0       $        0

Mitchell L. Edwards           0     $        0        265,000        150,000       $1,755,625       $  993,750


Stock Option Plan

         The Company has adopted the Amended and Restated Incentive Plan (the "Option Plan") to assist the Company in securing and retaining key employees and directors. The Option Plan provides that options to purchase a maximum of
2,500,000 shares of Common Stock may be granted to (i) directors and consultants, and (ii) officers (whether or not a director) or key employees of the Company ("Eligible Employees"). The Option Plan will terminate in 2014 unless sooner terminated by the Board of Directors.

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

         Under the Option Plan, the Company may issue both qualified and non-qualified stock options. As of June 30, 1998, options to purchase 1,643,000 shares of Common Stock were outstanding under the Plan.

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


                                              DIGITAL COURIER TECHNOLOGIES, INC.


Dated: October 28, 1998             By /s/ James A. Egide
                                       -----------------------------------------
                                       James A. Egide, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                                Date

/s/ James A. Egide                   Director and Chairman                       October 28, 1998
----------------------------          of the Board
James A. Egide

/s/ Raymond J. Pittman               Director and Chief                          October 28, 1998
----------------------------          Operating Officer
Raymond J. Pittman

/s/ Mitchell L. Edwards              Director, Executive Vice President,         October 28, 1998
----------------------------          and Chief Financial Officer
Mitchell L. Edwards

                                     Director                                    October   , 1998
----------------------------
Glen Hartman

                                     Director                                    October   , 1998
----------------------------
Kenneth Woolley

/s/ Michael D. Bard                  Controller                                  October 28, 1998
----------------------------
Michael D. Bard