Form 10-Q
period 1998-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1998-11-13
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998
                                        ------------------
 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                       --------------------  -------------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
                       ----------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                        87-0461856
         --------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

136 Heber Avenue, Suite 204
P.O. Box 8000
Park City, Utah                                                84060
(Address of principal executive offices)                     (Zip Code)

              (Registrant's telephone number, including area code)
                                 (435) 655-3617

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes       X       No
                             --------------   ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of November 10, 1998, 13,349,210 of the Registrant's Common Shares were issued and outstanding.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                             September 30,          June 30,
                                                                                 1998                 1998
                                                                          -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                     $        36,899      $     3,211,724
   Trade accounts receivable                                                         28,888               16,459
   Receivable from Focus Direct, Inc.                                               700,000                    -
   Receivable from Gannaway, Inc.                                                   378,172                    -
   Inventory                                                                         28,518               21,046
   Current portion of AOL anchor tenant placement costs                           3,237,281            3,237,281
   Other current assets                                                             165,988              118,721
                                                                          -------------------- --------------------

                Total current assets                                              4,575,746            6,605,231
                                                                          -------------------- --------------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                  6,580,827            6,225,817
   Furniture, fixtures and leasehold improvements                                   752,419              777,419
                                                                          -------------------- --------------------

                                                                                  7,333,246            7,003,236
   Less accumulated depreciation and amortization                                (2,530,827)          (2,109,736)
                                                                          -------------------- --------------------

                Net property and equipment                                        4,802,419            4,893,500
                                                                          -------------------- --------------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion                         8,136,841            8,136,841
                                                                          -------------------- --------------------

GOODWILL, net of accumulated amortization of $288,027 and $67,997,
   respectively                                                                  10,140,467            1,318,661
                                                                          -------------------- --------------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC.
                                                                                          -              810,215
                                                                          -------------------- --------------------

OTHER ASSETS                                                                        773,075            1,458,500
                                                                          ==================== ====================

                                                                               $ 28,428,548      $    23,222,948
                                                                          ==================== ====================


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   September 30,        June 30,
                                                                                       1998               1998
                                                                                ------------------ ------------------

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                   $      998,069     $    1,006,906
   Note payable                                                                          100,000            100,000
   Accounts payable                                                                    1,046,369          1,458,598
   Accrued rental payments for vacated facilities                                        426,924            544,014
   Other accrued liabilities                                                             556,478            531,400
                                                                                ------------------ ---------------------

                Total current liabilities                                              3,127,840          3,640,918
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                      1,150,110          1,384,132
                                                                                ------------------ ---------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares authorized, no shares
     issued                                                                                 -                  -
   Common stock, $.0001 par value; 20,000,000 shares authorized, 13,099,085 and 8,268,489 shares
        outstanding, respectively                                                          1,310                827
   Additional paid-in capital                                                         43,926,111         30,506,614
   Warrants outstanding                                                                3,406,106          2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                                       (148,576)          (148,576)
   Stock subscription receivable                                                         (12,000)                 -
   Accumulated deficit                                                               (23,022,353)       (14,680,073)
                                                                                ------------------ ---------------------

                Total stockholders' equity                                            24,150,598         18,197,898
                                                                                ================== =====================

                                                                                  $   28,428,548     $   23,222,948
                                                                                ================== =====================

                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                        1998                 1997
                                                                 -------------------- -------------------

NET SALES                                                          $       319,352       $      17,545

COST OF SALES                                                              179,881               5,459
                                                                 -------------------- -------------------

                Gross margin                                               139,471              12,086
                                                                 -------------------- -------------------

OPERATING EXPENSES:
   Write off of in-process research and development                      5,600,000                   -
   Advertising expense related to @Home agreement                        1,376,307                   -
   Depreciation and amortization                                           641,121             385,904
   General and administrative                                              594,761             548,659
   Selling                                                                 531,576             642,006
   Research and development                                                 38,670             473,350
                                                                 -------------------- -------------------

                Total operating expenses                                 8,782,435           2,049,919
                                                                 -------------------- -------------------

OPERATING LOSS                                                          (8,642,964)         (2,037,833)
                                                                 -------------------- -------------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                 9,894              61,086
   Gain on sale of WorldNow assets                                         333,245                   -
   Interest expense                                                        (42,455)                (23)
                                                                 -------------------- -------------------

                Other income, net                                          300,684              61,063
                                                                 -------------------- -------------------

LOSS FROM CONTINUING OPERATIONS                                         (8,342,280)         (1,976,770)
                                                                 -------------------- -------------------


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                                     1998                 1997
                                                                              -------------------- -------------------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $46,144                          $            -       $      64,414
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $46,144                                         -             (75,287)
                                                                              -------------------- -------------------
(LOSS) FROM DISCONTINUED OPERATIONS                                                           -             (10,873)

                                                                              ----------------------------------------

NET LOSS                                                                        $    (8,342,280)      $  (1,987,643)
                                                                              ==================== ===================




NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                                          $         (0.91)      $       (0.23)
                                                                              ==================== ===================

   Loss from discontinued operations:
     Basic and diluted                                                          $                     $
                                                                                              -                   -
                                                                              ==================== ===================

   Net loss:
     Basic and diluted                                                          $         (0.91)      $       (0.23)
                                                                              ==================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                                9,191,351           8,560,932
                                                                              ==================== ===================

                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                    1998               1997
                                                                              ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (8,342,280)    $  (1,987,643)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development                    5,600,000                 -
       Issuance of common stock and warrants in connection with
         @Home agreement                                                            1,110,307                 -
       Depreciation and amortization                                                  641,121           435,733
       Gain on sale of WorldNow assets                                               (333,245)                -
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                                 (12,429)           (4,536)
            Inventory                                                                  (7,472)                -
            Other current assets                                                      102,734            13,807
            Net current assets of discontinued operations                                   -            79,323
            Other assets                                                                5,925                 -
            Accounts payable                                                         (580,724)         (612,040)
            Accrued liabilities                                                      (143,014)         (176,370)
                 Other current liabilities                                                  -            75,000
                                                                              ----------------- -------------------

                Net cash used in operating activities                              (1,959,077)       (2,176,726)
                                                                              ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                                   (849,203)                -
   Purchase of property and equipment                                                (330,010)         (469,344)
   Increase in investments                                                                  -          (750,000)
   Increase in net long-term assets of discontinued operations                              -           252,314
                                                                              ----------------- -------------------

                Net cash used in investing activities                              (1,179,213)         (967,030)
                                                                              ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                      151,250                 -
   Net proceeds from sale of WorldNow assets                                           55,074                 -
   Principal payments on capital lease obligation                                    (242,859)                -
                                                                              ----------------- -------------------

                Net cash used in financing activities                                 (36,535)                -
                                                                              ----------------- -------------------

NET DECREASE IN CASH                                                               (3,174,825)       (3,143,756)
CASH AT BEGINNING OF PERIOD                                                         3,211,724         4,938,404
                                                                              ----------------- -------------------

CASH AT END OF PERIOD                                                           $      36,899     $   1,794,648
                                                                              ================= ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $      38,999     $           -

                See accompanying notes to condensed consolidated
                              financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of September 30, 1998 and for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.


NOTE 2  - ACQUISITIONS AND DISPOSITIONS


Books Now, Inc.

In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now"), a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock upon signing the agreement and an earn-out of up to 262,500 additional common shares.

         The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $538,639 was recorded as goodwill and is being amortized over a period of five years.

In November 1998 DCTI and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance equal to one year's salary ($81,000) and the acceleration of the earn-out for 205,182 shares of the Company's common stock and their issuance to the former shareholders of Books Now.

WeatherLabs, Inc.

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing, the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock. These shareholders are entitled to receive a total of 523,940 additional shares over the next three years based on the stock price of the Company's common stock, as defined, at the end of each of the Company's next three fiscal years.

The acquisition has been accounted for as a purchase and the results of operations of WeatherLabs are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $848,019 has been recorded as goodwill and is being amortized over a period of five years.

Digital Courier International, Inc.

 Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock to the shareholders of DCII. The acquisition and the changing of the Company's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of the Company on September 16, 1998.

The acquisition of DCII has been accounted for as a purchase and the results of operations of DCII are included in the accompanying condensed consolidated financial statements since the date of acquisition (September 16, 1998). The tangible assets and contra-equity acquired included $250,000 of equipment, $20,500 of deposits and $12,000 of stock subscriptions receivable. Liabilities assumed included $219,495 of accounts payable and accrued liabilities. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $1,659,418 as of the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets was $14,641,836. Of this amount, $9,041,836 was recorded as goodwill and other intangibles and is being amortized over a period of five years and $5,600,000 was expensed during the three months ended September 30, 1998 as acquired in-process research and development. The amount of acquired in-process research and development was estimated based on a third-party valuation of DCII.

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the three months ended September 30, 1998 and 1997 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and dvelopment of $5,600,000 in connection with the DCII acquisition) are as follows:

                                                         1998                 1997
                                                  ----------------------------------------

     Net sales                                      $     319,352        $    102,977
     Loss from continuing operations                   (3,623,196)         (2,181,145)
     Loss per share from continuing operations             (0.28)              (0.16)


Sisna, Inc.

On January  8, 1997,  the  Company  completed  the  acquisition  of Sisna,  Inc.
("Sisna") pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, the Company issued 325,000 shares of its common stock in exchange for all of the issued and outstanding shares of Sisna. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was $1,674,721, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

In March 1998, the Company sold the operations of Sisna back to Sisna's major shareholder, who was a director of the Company, in exchange for 35,000 shares of the Company's common stock. The purchaser of Sisna received tangible assets of approximately $55,000 of accounts receivable, $35,000 of prepaid expenses,

$48,000 of computer and office equipment, and $10,000 of other assets and assumed liabilities of approximately $33,000 of accounts payable, $102,000 of notes payable, and $244,000 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657.

The operations of Sisna have been reflected in the accompanying condensed consolidated financial statements for the period July 1, 1997 through September 30, 1997 as discontinued operations. The Sisna revenues were $261,351 and the loss from operations was $121,431 during the three months ended September 30, 1997.

Sale of Direct Mail Advertising Operations


In March 1998, the Company sold its direct mail advertising operations to Focus Direct, an unrelated Texas corporation. Pursuant to the asset purchase agreement, Focus Direct purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal wherever located of the Company used in the Company's direct mail operations. Focus Direct also agreed to assume certain liabilities of the Company related to the direct mail advertising operations.

Pursuant to the agreement, Focus Direct agreed to pay the Company $7,700,000 for the above described net assets. Focus Direct paid the Company $6,900,000 at closing and will pay the additional $700,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing. This sale resulted in a pretax gain of $7,031,548. The purchaser acquired tangible assets consisting of approximately $495,000 of accounts receivable, $180,000 of inventory, $575,000 of furniture and equipment, and $10,000 of other assets, and assumed liabilities of approximately $590,000 of accounts payable and $320,000 of other accrued liabilities.

The direct mail advertising operations have been reflected as discontinued operations in the accompanying condensed consolidated financial statements for the three month period ended September 30, 1997. The direct mail advertising revenues were $2,546,836 and the pretax income from operations was $110,558 during the three months ended September 30, 1997.

Sale of Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell certain assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets related primarily to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out payments of up to $500,000. The earn-out payments are based upon ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Gannaway acquired tangible assets of approximately $100,000 consisting primarily of computer and office equipment and assumed no liabilities. The operations of WorldNow have been reflected in the accompanying condensed consolidated financial statements in loss from continuing operations. The Company realized a pretax gain of $333,245.


NOTE 3  - NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net loss per common share.

Options to purchase 1,348,000 and 1,322,380 shares of common stock at weighted average exercise prices of $3.82 and $5.36 per share as of September 30, 1998 and 1997, respectively, and warrants to purchase 656,942 shares of common stock at a weighted average exercise price of $9.37 per share as of September 30, 1998 were not included in the computation of diluted EPS. The inclusion of the options and warrants would have been antidilutive, thereby decreasing net loss per common share. As of September 30, 1998, the Company has agreed to issue up to an additional 1,048,940 shares of common stock in connection with the acquisitions of Books Now and WeatherLabs (see Note 2), contingent on the achievement of certain performance criteria and/or the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

NOTE 4  - CONTENT LICENSE AND DISTRIBUTION AGREEMENT WITH AT
          HOME CORPORATION

On July 10, 1998, the Company entered into a Content License and Distribution Agreement with At Home Corporation ("@Home") for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock and has issued seven-year warrants to purchase 100,00 shares of the Company's common stock at $9.74 per share (the "Warrant Shares"), and 100,000 shares of the Company's common stock at $19.48 per share (the
"Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home. The Company will retain all of the advertising revenue generated on the Co-branded Weather@Home site.

The Company made a cash payment to @Home of $266,000 upon execution of the agreement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement will be treated as advertising costs and will be expensed as paid, upon issuance of the related shares, and as the warrants to purchase common stock vest. The advertising will be expensed as paid in accordance with SOP 93-7, because the Company has no experience on which to evaluate the effectiveness of the direct response advertising. As of September 30, 1998, the initial cash payment to @Home of $266,000, the estimated fair value of the 20,534 shares of common stock of $223,307 and the estimated fair value of the Warrant Shares of $887,000 which was determined by using the Black Scholes model in accordance with Financial Accounting have been recorded as advertising expense during the quarter ended September 30, 1998.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Overview


         Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") is developing and marketing proprietary electronic commerce software and technologies and online information services for a variety of computer platforms and hand-held computing devices connected to the Internet. The core technology is organized into three product groups which include: a suite of electronic commerce tools for building Internet storefronts designed for retailing a wide variety of consumer and business products; a distributed content publishing software suite that allows businesses to creatively deliver information services across the Internet as well as wireless networks; and a transaction software suite that incorporates a complete Internet payment processing system to streamline credit card transactions over the Internet. The Company utilizes its software suites to host and deliver information services and e-commerce tools to major businesses, Internet portals, and financial institutions on the Internet. The Company also licenses the software. The Company's sophisticated software and technology is currently used by major portals such as Excite, Netscape and America Online, as well as by the Company's own prominent group of Web-sites including www.weatherlabs.com and www.videosnow.com.

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

         The Company's four operating divisions include netClearing(TM), WeatherLabs(TM), Videos Now(TM), and Books Now(TM). The netClearing division utilizes both the e-commerce tools and the transaction software suite to provide a complete electronic commerce package for conducting business and facilitating credit card payment processing over the Internet. The WeatherLabs division supplies proprietary real-time weather information to online business throughout the world, and hosts its own web site for consumers and business customers. Videos Now and Books Now utilize the Company's software suites to operate
e-commerce web sites that sell media products such as videos, movies, LaserDiscs, DVDs, and books to consumers and online businesses. The Company sold its WorldNow Online Network television affiliate website in July 1998.

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

         In January 1998, the Company acquired all of the outstanding stock of Books Now, a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand shares were issued at closing and 262,500 shares are subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition. In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. 253,260 shares were issued at closing, and an additional 523,960 shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The acquisition was accounted for as a purchase. The results of operations of WeatherLabs are included in the accompanying financial statements from the date of acquisition.

         The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a Special Meeting held on September 16, 1998 during which the shareholders approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company has issued 4,659,080 shares of its common stock to the shareholders of Digital Courier International, Inc. This acquisition was accounted for as a purchase. The results of operations of Digital Courier International, Inc. are included in the accompanying financial statements from September 16, 1998,the date of acquisition.


Results of Operations

Three months ended September 30, 1998 compared with three months ended September 30, 1997


Net Sales

         Net sales for the three months ended September 30, 1998 were $319,352 as compared to $17,545 for the three months ended September 30, 1997. Books
Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $255,882 and $63,336 of the net sales for the three months ended September 30, 1998, respectively. WorldNow advertiser and subscriber sales accounted for all of the net sales during the three month period ended September 30, 1997.


Cost of Sales

         Cost of sales for the three months ended September 30, 1998 were $179,881 or 56.3% of net sales. Cost of sales for the three months ended September 30, 1997 were $5,459 or 31.1% of net sales. The increase in cost of sales as a percent of net sales is due to the change in products and services.


Operating Expenses

         The write off of acquired in-process research and development during the three months ended September 30, 1998 was $5,600,000, which was attributable to the acquisition of DCII (see Note 2 to the financial statements).

         Advertising expense was $1,376,307 during the three months ended September 30, 1998 consisting of a cash payment to @Home of $266,000, the issuance to @Home of 20,534 shares with a quoted fair value of $223,307 and the estimated fair value of the Warrant Shares issued to @Home of $887,000 which was determined by using the Black Scholes model in accordance with Financial Accounting Standard, have been charged to advertising expense during the quarter ended September 30, 1998. On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock and has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants") in exchange for @Home providing the
Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home. The Company will retain all of the advertising revenue generated on the Co-branded Weather@Home site.

         Depreciation and amortization expense increased 66.1% to $641,121 during the three months ended September 30, 1998 from $385,904 during the three months ended September 30, 1997. The increase in depreciation expense was due to the equipment acquired in connection with the WeatherLabs and Books Now acquisitions as well as the acquisition of new equipment to support the Company's online operations and the amortization of goodwill for acquired companies.

         General and administrative expense increased 8.4% to $594,761 during the three months ended September 30, 1998 from $548,659 during the three months ended September 30, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the DCII acquisition offset by the reduction of administrative and support staff associated with WorldNow Online.

         Selling expense decreased 17.2% to $531,576 during the three months ended September 30, 1998 from $642,006 during the three months ended September 30, 1997. The reduction is selling expense is attributable to the reduction of selling expense related to the WorldNow Online television activities, offset by selling expenses related to Books Now, WeatherLabs, and Videos Now.

          Research and development expense decreased 91.8% to $38,671 during the three months ended September 30, 1998 from $473,350 during the three months ended September 30, 1997. Research and development expense decreased because Digital Courier International was performing significant research and development activities prior to its acquisition by the Company, and the Compnany's strategy was to decrease its own expenditures and acquire the in-process research and development of DCII..

Discontinued Operations

         During the fiscal year ended June 30, 1998, the Company sold its direct mail advertising and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the three months ended September 30, 1997, pretax income from the direct mail advertising operations was $110,558. During the three months ended September 30, 1997, the Internet service operations incurred a pretax loss of $121,431.


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

         In October 1997, the Company entered into a three-year sale and leaseback agreement which provided the Company with $2,750,000 in additional working capital. The Company was required to place $250,000 in escrow upon signing this agreement. The Company is currently in arrears in making its payments against this capital lease obligation by $186,556.

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

         On June 1, 1998, the Company entered into a thirty-nine month Interactive Marketing Agreement with America Online, Inc. ("AOL"), wherein the Company has agreed to pay AOL $12,000,000 in cash. The Company made a cash payment to AOL of $1,200,000 in July 1998, and is scheduled to make payments to AOL of $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000.

         On July 10, 1998, the Company entered into a thirty-six month Content License and Distribution Agreement with @Home, wherein the Company has agreed to pay @Home $800,000 in cash. The Company made a cash payment to @Home of $266,000 in July 1998, and is scheduled to make payments to @Home of $267,000 in July 1999 and $267,000 in July 2000.

         On October 22, 1998, the Company obtained a loan of $1,200,000 by pledging certain receivables due to the Company. The Company received $1,000,000 on October 23, 1998 and $200,000 was placed in escrow to be applied against future interest payments and expenses.

         Operating activities used $1,959,077 during the three months ended September 30, 1998 compared to $2,176,726 during the three months ended
September 30, 1997. The net cash used for operations during the three months ended September 30, 1998 was principally attributable to the payments made to AOL of $1,200,000 and @Home of $266,000.

         Cash used in investing activities was $1,179,213 and $967,030 during the three months ended September 30, 1998 and 1997, respectively. During the three months ended September 30, 1998, the Company's investing activities included cash advances for operating activities to DCII of $849,203 and the acquisition of equipment for $330,010. During the three months ended September 30, 1997, the Company's investing activities included the acquisition of equipment for $469,344, an investment in CommTouch, Ltd of $750,000 and a decrease in the net long-term assets of discontinued operations of $252,314.

         Cash used in financing activities was $36,535 during the three months ended September 30, 1998 as compared to $0 during the three months ended September 30, 1997. The increase in cash used was attributable to the receipt of $151,250 from the exercise of stock options, and $55,074 from the sale of WorldNow assets, offset by capital lease obligation repayments of $242,859.

         Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of September 30, 1998, the Company had $36,899 of cash. The Company is currently attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. The Company has incurred losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of September 30, 1998, the Company has a tangible working capital deficit of $1,789,375 and is scheduled to make substantial payments as described above to AOL and @Home. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all.

         Management's plans in regard to these matters include pursuing various potential funding sources. The Company is currently in negotiations with various parties to obtain additional working capital through a private placement of the Company's debt or equity securities. Certain directors of the Company have made oral commitments to make loans to and or additional investments in the Company. Management is actively pursuing these alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.



Year 2000 Issue

         Beginning in October 1997, the Company initiated a review and assessment of all of its computerized hardware and internal-use software systems in order to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, the Company's computerized information systems have been substantially replaced and are believed to be Year 2000 compliant. It is possible, however, that software programs acquired from third parties and incorporated into other applications utilized by the Company may not be fully Year 2000 compliant. However, in the most likely worst case scenario these programs would have minimal financial impact on the Company. The Company intends to continue testing, replacing, or enhancing its internal applications through the end of 1999 to ensure that risks related to such software are minimized. Management does not believe that costs associated with Year 2000 compliance efforts will have a material impact on the Company's financial results or operations.


Forward-Looking Information

         Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (i) the Company has only generated minimal revenue from its Internet businesses, and has not generated and may not generate the level of sales, users or advertisers anticipated, and (ii) the costs to market the Company's Internet services.

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


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date:  November 10, 1998            By    /s/ Mitchell L. Edwards
                                          --------------------------------------
                                          Mitchell L. Edwards
                                          Chief Financial Officer