Form 10-Q
period 1998-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-02-12
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1998
                                                -----------------
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                               ----       -----
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

                                    Yes    X       No
                                         -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of February 10, 1999, 14,560,821 shares were issued and outstanding.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                                 December 31,           June 30,
                                                                                     1998                 1998
                                                                          -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                     $     1,705,621      $     3,211,724
   Trade accounts receivable                                                         47,459               16,459
   Receivable from Focus Direct, Inc.                                               700,000                    -
   Receivable from Gannaway, Inc.                                                   378,172                    -
   Inventory                                                                              -               21,046
   Current portion of AOL anchor tenant placement costs                                   -            3,237,281
   Other current assets                                                             538,661              118,721
                                                                          -------------------- --------------------

                Total current assets                                              3,369,913            6,605,231
                                                                          -------------------- --------------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                  6,237,964            6,225,817
   Furniture, fixtures and leasehold improvements                                   923,825              777,419
                                                                          -------------------- --------------------

                                                                                  7,161,789            7,003,236
   Less accumulated depreciation and amortization                                (2,814,422)          (2,109,736)
                                                                          -------------------- --------------------

                Net property and equipment                                        4,347,367            4,893,500
                                                                          -------------------- --------------------

GOODWILL, net of accumulated amortization of $936,119
   and $67,997,  respectively                                                    11,392,375            1,318,661
                                                                          -------------------- --------------------

AOL ANCHOR TENANT PLACEMENT COSTS,
   net of current portion                                                                 -            8,136,841
                                                                          -------------------- --------------------
RECEIVABLE FROM DIGITAL COURIER
 INTERNATIONAL, INC.                                                                      -              810,215
                                                                          -------------------- --------------------
OTHER ASSETS                                                                        787,233            1,458,500
                                                                          -------------------- --------------------

                                                                            $ 19,896,888         $    23,222,948
                                                                          ==================== ====================




      See accompanying notes to condensed consolidated financial statements
 .

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     December 31,           June 30,
                                                                                         1998                1998
                                                                                ------------------ ---------------------

CURRENT LIABILITIES:
   Current portion of capital lease obligations                                   $    1,070,645     $    1,006,906
   Note payable                                                                        1,221,828            100,000
   Accounts payable                                                                      340,941          1,458,598
   Accrued rental payments for vacated facilities                                        280,249            544,014
   Other accrued liabilities                                                             575,230            531,400
                                                                                ------------------ ---------------------
                Total current liabilities                                              3,488,893          3,640,918
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                      1,002,278          1,384,132
                                                                                ------------------ ---------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares
    authorized, no shares issued.                                                              -                  -
   Common stock, $.0001 par value; 50,000,000  and 20,000,000 shares authorized, respectively, 13,959,211 and 8,268,489 shares outstanding,
     respectively                                                                          1,396                827
   Additional paid-in capital                                                         44,579,832         30,506,614
   Warrants outstanding                                                                  887,000          2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                                              -           (148,576)
   Stock subscription receivable                                                         (12,000)                 -
   Accumulated deficit                                                               (30,050,511)       (14,680,073)
                                                                                ------------------ ---------------------
                Total stockholders' equity                                            15,405,717         18,197,898
                                                                                ------------------ ---------------------
                                                                                  $   19,896,888     $   23,222,948
                                                                                ================== =====================








     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                                         1998                 1997
                                                                              -------------------- -------------------
NET SALES                                                                       $       434,582       $       1,942
COST OF SALES                                                                           291,930              59,598
                                                                              -------------------- -------------------
                Gross margin (deficit)                                                  142,652             (57,656)
                                                                              -------------------- -------------------
OPERATING EXPENSES:
   AOL interactive marketing contract costs                                           4,620,341                   -
   Selling                                                                            1,394,326             336,355
   Depreciation and amortization                                                      1,071,166             398,817
   General and administrative                                                           929,235             425,483
   Research and development                                                             843,996             373,717
                                                                              -------------------- -------------------
                Total operating expenses                                              8,859,064           1,534,372
                                                                              -------------------- -------------------

OPERATING LOSS                                                                       (8,716,412)         (1,592,028)
                                                                              -------------------- -------------------
OTHER INCOME (EXPENSE):
   Interest and other income                                                             16,502              27,597
   Adjustment to gain on sale of WorldNow assets                                        (25,000)                  -
   Loss on dispositions of equipment                                                    (78,551)                  -
   Interest expense                                                                     (93,030)            (55,186)
                                                                              -------------------- -------------------
                Other expense, net                                                     (180,079)            (27,589)
                                                                              -------------------- -------------------
LOSS FROM CONTINUING OPERATIONS                                                      (8,896,491)         (1,619,617)
                                                                              -------------------- -------------------



     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)


                                                                                        1998                 1997
                                                                              -------------------- -------------------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $55,696                         $             -        $     92,827
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $55,696                                         -            (214,834)
                                                                              -------------------- -------------------
LOSS FROM DISCONTINUED OPERATIONS                                                             -            (122,007)
                                                                              -------------------- -------------------
NET LOSS                                                                        $    (8,896,491)       $ (1,741,624)
                                                                              ==================== ===================
NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                                          $         (0.65)       $      (0.19)
                                                                              ==================== ===================
   Loss from discontinued operations:
     Basic and diluted                                                          $             -        $      (0.01)

                                                                              ==================== ===================
   Net loss:
     Basic and diluted                                                          $         (0.65)       $      (0.20)
                                                                              ==================== ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                               13,745,159           8,605,767
                                                                              ==================== ===================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                                          1998                 1997
                                                                              -------------------- -------------------
NET SALES                                                                       $       753,934       $      19,487
COST OF SALES                                                                           471,811              65,057
                                                                              -------------------- -------------------
                Gross margin (deficit)                                                  282,123             (45,570)
                                                                              -------------------- -------------------
OPERATING EXPENSES:
   AOL interactive marketing contract costs                                           4,620,341                   -
   Write off of in-process research and development                                   3,700,000                   -
   Selling                                                                            1,925,902             978,361
   Depreciation and amortization                                                      1,743,954             784,721
   General and administrative                                                         1,523,996             974,142
   Advertising expense related to @Home agreement                                     1,376,307                   -
   Research and development                                                             882,666             847,067
                                                                              -------------------- -------------------
                Total operating expenses                                             15,773,166           3,584,291
                                                                              -------------------- -------------------
OPERATING LOSS                                                                      (15,491,043)         (3,629,861)
                                                                              -------------------- -------------------
OTHER INCOME (EXPENSE):
   Interest and other income                                                             26,396              88,683
   Gain on sale of WorldNow assets                                                      308,245                   -
   Loss on dispositions of equipment                                                    (78,551)                  -
   Interest and other expense                                                          (135,485)            (55,209)
                                                                              -------------------- -------------------
                Other income, net                                                       120,605              33,474
                                                                              -------------------- -------------------
LOSS FROM CONTINUING OPERATIONS                                                     (15,370,438)         (3,596,387)
                                                                              -------------------- -------------------

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                                        1998                 1997
                                                                              -------------------- -------------------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $97,155                         $             -       $     161,926
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $97,155                                         -            (294,806)
                                                                              -------------------- -------------------
LOSS FROM DISCONTINUED OPERATIONS                                                             -            (132,880)
                                                                              ==================== ===================
NET LOSS                                                                        $  (15,370,438)       $  (3,729,267)
                                                                              ==================== ===================
NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                                          $        (1.34)       $       (0.42)
                                                                              ==================== ===================
   Loss from discontinued operations:
     Basic and diluted                                                          $            -        $       (0.01)

                                                                              ==================== ===================
Net loss:
     Basic and diluted                                                          $        (1.34)       $       (0.43)
                                                                              ==================== ===================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                              11,468,256            8,605,767
                                                                              ==================== ===================




     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                      1998               1997
                                                                              ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $ (15,370,438)    $  (3,729,267)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development                    3,700,000                 -
       Depreciation and amortization                                                1,743,954           784,721
       Issuance of common stock and warrants in connection with
         @Home agreement                                                            1,110,307                 -
       Issuance of common stock for settlement with former
         shareholders of Books Now, Inc.                                            1,051,558                 -
       Amortization and write-off of AOL anchor tenant placement
         costs                                                                      4,620,341                 -
       Gain on sale of WorldNow assets                                               (308,245)                -
       Loss on disposition of equipment                                                78,551            24,106
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                                 (31,000)           (1,199)
            Receivable from Gannaway, Inc.                                            (78,172)                -
            Inventory                                                                  21,046           (91,999)
            Other current assets                                                       54,937          (120,673)
            Net current assets of discontinued operations                                   -           445,749
            Other assets                                                               (8,235)            7,123
            Accounts payable                                                       (1,286,152)         (893,843)
            Accrued liabilities                                                        (7,172)         (253,938)
                 Accrued rental payments for vacated facilities                      (263,765)                -
                                                                              ----------------- -------------------
                Net cash used in operating activities                              (4,972,485)       (3,829,220)
                                                                              ----------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                                   (849,203)                -
   Purchase of property and equipment                                                (630,475)         (580,246)
   Net cash proceeds from sale of WorldNow assets                                     108,246                 -
   Increase in investments                                                                  -          (750,000)
   Decrease in net long-term assets of discontinued operations                              -           118,602
   Proceeds from sale of equipment                                                     72,225            20,938
                                                                              ----------------- -------------------
                Net cash used in investing activities                              (1,299,207)       (1,190,706)
                                                                              ----------------- -------------------







     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                      1998               1997
                                                                              ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                                  $3,298,000   $
                                                                                                              -
   Net proceeds from borrowings                                                     1,000,000                 -
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                      838,751            22,418
   Net proceeds from sale and lease back of equipment                                       -         2,750,000
   Principal payments on capital lease obligations                                   (318,115)         (224,689)
   Principal payments on borrowings                                                   (53,047)                -
                                                                              ----------------- -------------------
                Net cash provided by financing activities                           4,765,589         2,547,729
                                                                              ----------------- -------------------
NET DECREASE IN CASH                                                               (1,506,103)       (2,472,197)
CASH AT BEGINNING OF PERIOD                                                         3,211,724         4,938,404
                                                                              ----------------- -------------------
CASH AT END OF PERIOD                                                           $   1,705,621     $   2,466,207
                                                                              ================= ===================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $     131,804     $      55,209








     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of December 31, 1998 and for the three and six months ended December 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.


NOTE 2  - ACQUISITIONS AND DISPOSITIONS


Books Now, Inc.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now"), a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock valued at $234,375 and an earn-out of up to 262,500 additional common shares. The issuance of the common shares was recorded at their fair market value determined to be 75% of the quoted closing price on the date of acquisition. This valuation was based on the shares being restricted and the Company's stock thinly traded at that time.

         The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $538,639 was recorded as goodwill and is being amortized over a period of five years.

         In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company issued 205,182 shares of the Company's common stock valued at $1,051,558, based on the fair market value of the shares on the date of the severance agreement, to the former shareholders of Books Now. Both the $81,000 of cash and the $1,051,558 of common stock were recorded as selling expense in the three months ended December 31, 1998.


WeatherLabs, Inc.

         On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing, the shareholders of WeatherLabs were issued 253,260 shares of the Company's common valued at $709,128. The issuance of the common shares was recorded at their fair market value, determined to be 93% of the quoted closing price on the date of acquisition. This valuation was based on the shares being restricted. These shareholders are entitled to receive a total of 523,940 additional shares over the next three years subject to changes in the stock price of the Company's common stock, as defined, at the end of each of the Company's next three fiscal years.

         The acquisition was accounted for as a purchase and the results of operations of WeatherLabs are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $848,019 was recorded as goodwill and is being amortized over a period of five years.

Digital Courier International, Inc.

         Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $13,045,424 to the shareholders of DCII. The issuance of the common shares was recorded at their fair market value, determined to be 93% of the quoted closing price on the date of acquisition. This valuation was based on the shares bring restricted. The acquisition and the changing of the Company's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of the Company on September 16, 1998.

         The acquisition of DCII has been accounted for as a purchase and the results of operations of DCII are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets and contra-equity acquired included $250,000 of equipment, $20,500 of deposits and $12,000 of stock subscriptions receivable. Liabilities assumed consisted of $219,495 of accounts payable and accrued liabilities. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $1,659,418 as of the date of acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets was $14,641,836. Of this amount, $10,941,836 was recorded as goodwill and other intangibles and is being amortized over a period of five years and $3,700,000 was expensed during the three months ended September 30, 1998 as acquired in-process research and development.

         Upon consummation of the DCII acquisition, the Company immediately expensed $3,700,000 representing purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. The in-process projects were focused on the continued development and evolution of internet e-commerce solutions including: netClearing and two virtual store projects (videos and books). The nature of these projects is to provide full service credit card clearing and merchant banking services over the Internet for businesses and financial institutions and to market software to help customers develop virtual stores on the Internet. When completed the projects will enable the creation of any "virtual store" through a simplified interface.

         As of the date of acquisition, DCII had invested $1,300,000 in the in-process projects identified above. The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that DCII had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use.

         Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $4,000,000 million will be required over the next 12 to 18 months to develop the aforementioned products to commercial viability.

         Management estimates that the projects were approximately 50% complete at the date of the acquisition given the nature of the achievements to date. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

         The net cash flows resulting from the projects underway at DCII, which were used to value the purchased research and development, are based on management's estimates of revenues, cost of revenues, research and development costs, selling, general, and administrative costs, and income taxes from such projects. These estimates assume that the revenue projections are based on the potential market size that the projects are addressing, the Company's ability to gain market share in these segments, and the life cycle of in-process technology.

         Estimated total revenues from the purchased in-process projects peak in the fiscal years 2001 and 2002 and then decline rapidly in the fiscal years 2003 and 2004 as other new products are expected to enter the market. There can be no assurances that these assumptions will prove accurate, or that the Company will realize the anticipated benefit of the acquisition. The net cash flows generated from the in-process technology are expected to reflect earnings before interest and taxes, of approximately 35% to 48% for the sales generated from in-process technology.

         The discount of the net cash flows to their present value is based on the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The discount rates used to discount the net cash flows from the purchased in-process technology were 45% for DCII. This discount rate reflects the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

         As evidenced by their continued support for these projects, management believes the Company is well positioned to successfully complete the research and development projects. However, there is risk associated with the completion of the projects, and there is no steadfast assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of these eCommerce solutions would negatively impact the Company's financial condition. If these projects are not successfully developed, the Company's business, operating results, and financial condition may be negatively affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

         To date, DCII results have not differed significantly from the forecast assumptions. The Company's research and development expenditures since the DCII acquisition have not differed materially from expectations. Revenue contribution from the acquired technology falls within an acceptable range of plans in its role in the Company's suite of internet and e-commerce solutions.



Unaudited Pro Forma Data for Acquisitions of Continuing Operations

         The unaudited pro forma results of operations of the Company for the six months ended December 31, 1998 and the three and six months ended December 31, 1997 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and development of $3,700,000 in connection with the DCII acquisition) are as follows:


                                              1998                      1997                      1997
                                              ----                      ----                      ----
                                      Six Months Ended         ThreeMonthsEnded           Six Months Ended
                                      ----------------         ----------------           ----------------
     Net sales                           $     753,934             $    258,098               $    361,075
     Loss from continuing
        operations                         (12,548,353)              (1,902,872)                (4,094,017)
     Loss per share from
        continuing operations                    (0.95)                   (0.14)                     (0.30)


Sisna, Inc.

         On January 8, 1997,  the Company  completed the  acquisition  of Sisna,
Inc. ("Sisna") pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, the Company issued 325,000 shares of its common stock valued at $1,674,721 in exchange for all of the issued and outstanding shares of Sisna. The issuance fo the common shares was recorded at their fair market value, determined to be 75% of the quoted closing price. This valuation was based on the shares being restricted and the Company's stock thinly traded at the time. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the acquired assets less liabilities assumed was $1,674,721, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith, Sisna's former owner (and a director of the Company at the time of the sale) and certain other buyers in exchange for 35,000 shares of the Company's common stock at a value of $141,904. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities. The sale resulted in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent Directors and was approved by the Board of Directors with Mr. Smith abstaining.

         The operations of Sisna have been reflected in the accompanying condensed consolidated financial statements for the period July 1, 1997 through December 31, 1997 as discontinued operations. The Sisna revenues were $150,352 and $411,703 and the loss from operations was $270,530 and $391,961 during the three and six months ended December 31, 1997, respectively.

Sale of Direct Mail Advertising Operations

         In March 1998, the Company sold its direct mail advertising operations to Focus Direct, an unrelated Texas corporation. Pursuant to the asset purchase agreement, Focus Direct purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal wherever located of the Company used in the Company's direct mail operations. Focus Direct also agreed to assume certain liabilities of the Company related to the direct mail advertising operations. Pursuant to the agreement, Focus Direct agreed to pay the Company $7,700,000 for the above described net assets. Focus Direct paid the Company $6,900,000 at closing and will pay an additional $700,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing. This sale resulted in a pretax gain of $7,031,548. The purchaser acquired tangible assets consisting of approximately $495,000 of accounts receivable, $180,000 of inventory, $575,000 of furniture and equipment, and $10,000 of other assets, and assumed liabilities of approximately $590,000 of accounts payable and $320,000 of other accrued liabilities.

         The direct mail advertising operations have been reflected as discontinued operations in the accompanying condensed consolidated financial statements for the three and six month periods ended December 31, 1997. The direct mail advertising revenues were $2,932,946 and $5,479,782 and the pretax income from operations was $148,523 and $259,081 during the three and six months ended December 31, 1997, respectively.


Sale of Certain Assets Related to WorldNow

         On July 15, 1998, the Company signed an agreement to sell a portion of its assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets primarily related to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out amounts of up to $500,000. The earn-out amounts are calculated as ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Gannaway acquired tangible assets of approximately $100,000 consisting primarily of computer and office equipment and assumed no liabilities. The operations of WorldNow through the date of the sale of the assets are reflected in the accompanying condensed consolidated financial statements in loss from continuing operations. The Company realized a pretax gain of $308,245 on the sale.



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

         Options to purchase 998,125 and 1,499,980 shares of common stock at weighted average exercise prices of $3.49 and $5.04 per share as of December 31, 1998 and 1997, respectively, and warrants to purchase 1,079,000 shares of common stock at a weighted average exercise price of $8.78 per share as of December 31, 1998 were not included in the computation of Diluted EPS. The inclusion of the options and warrants would have been antidilutive, thereby decreasing net loss per common share. As of December 31, 1998, the Company has agreed to issue up to an additional 523,940 shares of common stock in connection with the acquisition of WeatherLabs (see Note 2), contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.



NOTE 4  - CONTENT LICENSE AND DISTRIBUTION AGREEMENT WITH AT
          HOME CORPORATION

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with At Home Corporation ("@Home") for an initial term of 36 months. Under this agreement, the Company has agreed to: (1) pay @Home $800,000 in non-refundable guaranteed cash payments, (2) issue 20,534 shares of the Company's common stock, (3) issue seven-year warrants to purchase 100,00 shares of the Company's common stock at $9.74 per share (the "Warrant Shares"), and (4) issue warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants"); in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the

Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated from the co-branded Weather@Home site which is located within WeatherLabs.

         The Company made a cash payment to @Home of $266,000 upon execution of the agreement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Company issued 20,534 shares of its common stock on the effective date of the agreement. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement are advertising costs, and will be expensed as paid, as related shares are issued, and as the warrants to purchase common stock vest (or as the advertising services are received, if earlier). The advertising will be expensed as paid in accordance with SOP 93-7, because the payments are non-refundable and guaranteed and there can be no assurance that this advertising will result in future benefits to the Company as it has no history with this type of advertising. As of December 31, 1998, the initial cash payment to @Home of $266,000, the fair market value of the 20,534 shares of common stock of $223,307 and the estimated fair market value of the Warrant Shares of $887,000 which was determined by using the Black Scholes model in accordance with Statement of Financial Accounting Standards No. 123 have been recorded as advertising expense during the six months ended December 31, 1998.


NOTE 5  - EQUITY AND DEBT FINANCING

         On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the Loan is secured by receivables owed to the Company. The maturity date of the Loan is October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders fee and the fair market value of the two-year warrants have been capitalized and are being amortized over the life of the loan.

On November 24, 1998, the Company raised $1.8 million by selling its common stock and warrants to purchase common stock to The Brown Simpson Strategic Growth Funds (the "Purchasers") pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Purchase Agreement"). On December 2, 1998, the Company sold an additional $1.8 million of common stock to the Purchasers and amended the Purchase Agreement and related documents (the "Amended Agreements").

         Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price of the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject to adjustment on the six month anniversary of each respective closing to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 15 consecutive trading days, the closing bid price of the Company's stock is at least two times the then-current exercise price. Because the shares acquired by the purchasers were priced at a 10% discount from the quoted market price no value has been allocated to the warrants.

         The Amended Agreements also require the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 800,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock (the "Tranche B Units"), if certain conditions are met. A condition to the sale of the Tranche B Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for fifteen consecutive trading days. The price for the Tranche B Units is $7 per Unit and the exercise price of the warrants contained in the Tranche B Unit will be equal to 110% of the closing bid price of the Company's stock on the day of the sale of the Tranche B Units.

         The Company filed an S-3 registration statement on December 11, 1998 with the Securities and Exchange Commission covering all of the shares of common stock sold on October 22 and November 24, 1998 as well as the shares of common stock underlying the related warrants. This registration statement has yet to become effective.


NOTE 6  - MODIFICATION TO AMERICA ONLINE CONTRACT

         Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL will return to us (a) the 636,942 warrants and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but we will continue to have a permanent location or "button" on AOL's Shopping channel until August 31, 1999. We have no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $11,689,123 should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date of the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in an net write-off of $4,620,341 during the three months ended December 31, 1998.





           MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIA
           CONDITION  AND RESULTS OF OPERATIONS



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

         The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business had provided substantially all of the Company's revenues. The direct mail marketing business was sold in March 1998 and its results of operations for the applicable periods in fiscal 1997 are classified as discontinued operations in the accompanying condensed consolidated financial statements.

         In fiscal 1994, the Company began developing its own proprietary websites. Since fiscal 1994, the Company has devoted significant resources towards the development and launch of these websites.

          The Company's four operating divisions include netClearing(TM), WeatherLabs(TM), Videos Now(TM), and Books Now(TM). The netClearing division utilizes both the e-commerce tools and the transaction software suite to provide a complete electronic commerce package for conducting business and facilitating credit card payment processing over the Internet. The WeatherLabs division supplies proprietary real-time weather information to online businesses throughout the world, and hosts its own web site for consumers and business customers. Videos Now and Books Now utilize the Company's software suites to operate e-commerce web sites that sell media products such as videos, movies, LaserDiscs, DVDs, and books to consumers and online businesses. The Company sold its WorldNow Online Network television affiliate website and certain related assets in July 1998.

         The Company's content and commerce software is designed to be co-branded or private labeled by its customers. This approach enables the Company's customers and partners to brand their own sites and products and build additional value into their online presence with the use of the Company's technology. The Company believes that significant revenue opportunities exist for all of its divisions in the rapidly expanding e-commerce sector of the Internet industry.

         In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah, for an acquisition price of $1,674,721. In December, 1997, the Board of Directors reviewed the performance of Sisna in conjunction with a review of the strategic opportunities available to the Company. Among the conclusions of the Board were the following: (a) The Internet Service Provider business had become very competitive during the previous six months, with major corporations such as US West, America Online, MCI and others aggressively marketing their internet access offerings; (b) The margins in the ISP business were declining, as fixed-price, unlimited time access had become prevalent, and (c) Sisna's losses on a monthly basis were increasing with no apparent near-term prospect of profitability. For these reasons, the Board concluded that it was in the best interests of the Company to sell Sisna. The Board solicited offers to buy Sisna over a period of three months, but due to Sisna's continuing losses of over $40,000 per month, no offers materialized.

         In February 1998, the Board considered terminating the operations of Sisna to cut the Company's losses, Mr. Henry Smith, a director of the Company and one of the former owners of Sisna, offered to assume the ongoing cost of running Sisna. After arms-length negotiations between the independent members of the Board and Mr. Smith, the Company agreed to sell the operations of Sisna to Mr. Smith.

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted fair market value. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations for the applicable periods in fiscal 1997 as discontinued operations

         In January 1998, the Company acquired all of the outstanding stock of Books Now, a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand common shares valued at $234,375 were issued at closing and 262,500 common shares are subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The fair market value of the common shares issued was determined to be 75% of the quoted closing price on the date of acquisition based on the shares being restricted and the Company's stock thinly traded at that time. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition.

         In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 common shares were issued valued at $709,128, and an additional 523,960 common shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The fair market value of the common shares issued was determined to be 93% of the quoted closing price on the date of acquisition based on the shares being restricted.

         The acquisition was accounted for as a purchase. The results of operations of WeatherLabs are included in the accompanying financial statements from the date of acquisition.

         The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $13,045,424. The fair market value of the common shares issued was determined to be 93% of the quoted closing price on the date of acquisition based the shares being restricted.

         This acquisition was accounted for as a purchase. The results of operations of DCII are included in the accompanying financial statements from September 16, 1998, the date of acquisition.


Results of Operations

Three months ended December 31, 1998 compared with three months ended December 31, 1997, and six months ended December 31, 1998 compared with six months ended December 31, 1997.


Net Sales

         Net sales for the three months ended December 31, 1998 were $434,582 as compared to $1,942 for the three months ended December 31, 1997. Books Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $304,693 and $77,371 of total net sales for the three months ended December 31, 1998, respectively. Net sales of videos from the Company's Videos Now site, which was launched in November 1998 accounted for $46,518 of total net sales for the three months ended December 31, 1998. Net sales for the three months ended December 31, 1998 also included $6,000 of technical support services revenue. WorldNow advertiser and subscriber sales accounted for all of the net sales during the three month period ended December 31, 1997.

         Net sales for the six months ended December 31, 1998 were $753,934 as compared to $19,487 for the six months ended December 31, 1997. Books Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $560,575 and $140,707 of total net sales for the six months ended December 31, 1998, respectively. Net sales of videos from the Company's Videos Now site, which was launched in November 1998 accounted for $46,518 of total net sales for the six months ended December 31, 1998. Net sales for the six months ended December 31, 1998 also included $6,000 of technical support services revenue. WorldNow advertiser and subscriber sales accounted for $134 of net sales for the six months ended December 31, 1998 and all of the net sales during the six month period ended December 31, 1997.


Cost of Sales

         Cost of sales for the three months ended December 31, 1998 were $291,930 or 67.2% of net sales. Cost of sales for the three months ended December 31, 1997 were $59,598 or 3068.9% of net sales. The change in cost of sales as a percent of net sales is due to the change in products and services. Cost of sales during the three months ended December 31, 1997 were greater than net sales from the WorldNow Online operations due to telecommunications costs.

         Cost of sales for the six months ended December 31, 1998 were $471,811 or 62.6% of net sales. Cost of sales for the six months ended December 31, 1997 were $65,057 or 333.8% of net sales. The change in cost of sales as a percent of net sales is due to the change in products and services. Cost of sales during the six months ended December 31, 1997 were greater than net sales from the WorldNow Online operations due to telecommunications costs.


Operating Expenses

         During the three and six months period ended December 31, 1998, the Company incurred expenses of $4,620,341 associated with terminating the interactive marketing agreement with America Online, Inc. ("AOL"). Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL will return to us (a) the 636,942 warrants and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but we will continue to have a permanent location or "button" on AOL's Shopping channel until August 31, 1999. We have no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $11,689,123 should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date of the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in an net write-off of $4,620,341 during the three months ended December 31, 1998.

         The interactive marketing agreement with America Online, Inc. ("AOL") was for an initial term of 39 months (the "Agreement"), which could be extended for successive one-year terms by AOL thereafter. Under the Agreement, the Company was to pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the

"Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Performance Warrant was to vest over the term of the agreement as certain promotion criteria are achieved by AOL. The agreement included an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").



         The write off of acquired in-process research and development during the six months ended December 31, 1998 was $3,700,000, which was attributable to the acquisition of DCII (see Note 2 to the condensed consolidated financial statements).

         Selling expense increased 314.5% to $1,394,326 during the three months ended December 31, 1998 from $336,355 during the three months ended December 31, 1997. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now and the severance agreement payments made to the former owner of Books Now (see Note 2 to the condensed consolidated financial statements), offset by the decreased emphasis on WorldNow Online activities.

         Selling expense increased 96.8% to $1,925,902 during the six months ended December 31, 1998 from $978,361 during the six months ended December 31, 1997. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, offset by the decreased emphasis on WorldNow Online activities.

         Depreciation and amortization expense increased 168.6% to $1,071,166 during the three months ended December 31, 1998 from $398,817 during the three months ended December 31, 1997. The increase in depreciation expense was due to
(1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

         Depreciation and amortization expense increased 122.2% to $1,743,954 during the six months ended December 31, 1998 from $784,721 during the six months ended December 31, 1997. The increase in depreciation expense was due to
(1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

         General and administrative expense increased 118.4% to $929,235 during the three months ended December 31, 1998 from $425,483 during the three months ended December 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the DCII acquisition offset by the reduction of administrative and support staff associated with WorldNow Online.

         General and administrative expense increased 56.4% to $1,523,996 during the six months ended December 31, 1998 from $974,142 during the six months ended December 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the DCII acquisition offset by the reduction of administrative and support staff associated with WorldNow Online.

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock, has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and has issued warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the WeatherLabs Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated on the co-branded Weather@Home site. Advertising expense was $1,376,307 during the six months ended December 31, 1998 consisting of a cash payment to @Home of $266,000, the issuance to @Home of 20,534 shares with a quoted fair market value of $223,307 and the issuance of warrant shares to @Home with an estimated fair value of $887,000 which was determined by using the Black Scholes pricing model in accordance with Statement of Financial Accounting Standards No. 123. There was no advertising expense incurred during the six months ended December 31, 1997.


         Research and development expense increased 125.8% to $843,996 during the three months ended December 31, 1998 from $373,717 during the three months ended December 31, 1997. Research and development expense increased because of the acquisition of Digital Courier International which is performing significant research and development activities in the areas of Videos Now, netClearing, and WeatherLabs. Research and development expense during the three months ended December 31, 1997 was principally for the WorldNow Online operations.

         Research and development expense increased 4.2% to $882,666 during the six months ended December 31, 1998 from $847,067 during the six months ended December 31, 1997. Research and development expense increased because of the acquisition Digital Courier International which is performing significant research and development activities in the areas of Videos Now, netClearing, and WeatherLabs. Research and development expense during the six months ended December 31, 1997 was principally for the WorldNow Online operations.

Discontinued Operations

         During the fiscal year ended June 30, 1998, the Company sold its direct mail advertising and Internet service operations. The results from both of these operations are presented as discontinued operations. During the three months ended December 31, 1997, pretax income from the direct mail advertising operations was $148,523. During the three months ended December 31, 1997, the Internet service operations incurred a pretax loss of $270,530.

         During the six months ended December 31, 1997, pretax income from the direct mail advertising operations was $259,081. During the six months ended December 31, 1997, the Internet service operations incurred a pretax loss of $391,961.

Liquidity and Capital Resources

         In order to fund the costs of developing and launching WorldNow Online, in March 1996, the Company began a private placement to major institutions and other accredited investors (the "March 96 Placement"). The Company completed the March 96 Placement for net proceeds of $16,408,605 during fiscal year 1997, including the exercise of warrants.

         In October 1997, the Company entered into a sale and three-year capital leaseback agreement related to $3,000,000 of the Company's computer equipment. The agreement provided that $250,000 of the proceeds be placed in escrow upon signing the agreement. The Company sold its equipment at book value resulting in no deferred gain or loss on the transaction.

         In March 1998, the Company sold the net assets of DataMark Systems, Inc., its direct mail marketing subsidiary. To date, the Company has received $6,857,300 from the sale of these net assets and is scheduled to receive an additional $700,000 in June 1999.

         In April 1998, the Company purchased 1,800,000 shares of its common stock held by a former officer of the Company for $1,500,000 in cash.

         On June 1, 1998, the Company entered into a 39 month Interactive Marketing Agreement with America Online, Inc. ("AOL"), wherein the Company has agreed to pay AOL $12,000,000 in cash. The Company made a cash payment to AOL of $1,200,000 in July 1998, failed to make the scheduled payment to AOL of $4,000,000 prior to January 1, 1999, and is scheduled to make payments to AOL of $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000. On
February 1, 1999, we entered into a Termination, Release and Transition Agreement with AOL, under which the future cash payments have been terminated and AOL will return to us (a) the 636,942 warrants and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. We have no further financial obligations to AOL (see Note 6 to the condensed consolidated financial statements).

         On July 10, 1998, the Company entered into a 36 month content license and distribution agreement with @Home, wherein the Company has agreed to pay @Home $800,000 in cash. The Company made a cash payment to @Home of $266,000 in July 1998, and is scheduled to make payments to @Home of $267,000 in July 1999 and $267,000 in July 2000.

         On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the loan is secured by certain receivables of the Company. The maturity date of the Loan is October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share.

         On November 24, 1998, the Company raised $1,800,000 by selling common stock and warrants to purchase common stock to The Brown Simpson Strategic Growth Funds (the "Purchasers") pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Purchase Agreement"). On December 2, 1998, the Company sold an additional $1,800,000 million of common stock to the Purchasers and amended the Purchase Agreement and related documents (the "Amended Agreements").

         Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price for the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject to adjustment on the six month anniversary of each respective closing to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 15 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

         The Amended Agreements also require the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 800,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock (the "Tranche B Units"), if certain conditions are met. A condition to the sale of the Tranche B Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 15 consecutive trading days. The price for a Tranche B Unit is $7 and the exercise price of the warrants contained in the Tranche B Unit will be equal to 110% of the closing bid price of the Company's common stock on the day of the sale of the Tranche B Units.

         The Company filed an S-3 registration statement on December 11, 1998 with the Securities and Exchange Commission covering all the shares of common stock sold on October 22 and November 24, 1998 as well as the shares of common stock underlying the related warrants. This registration statement has yet to become effective.

         Operating activities used $4,972,485 during the six months ended December 31, 1998 compared to $3,829,220 during the six months ended December 31, 1997. The net cash used for operating activities during the six months ended December 31, 1998 was principally attributable to the payments made to AOL of $1,200,000 and @Home of $266,000 and $3,506,485 for other operating expenses..

         Cash used in investing activities was $1,299,207 and $1,190,706 during the six months ended December 31, 1998 and 1997, respectively. During the six months ended December 31, 1998, the Company's investing activities included cash advances for operating activities to DCII of $849,203 and the acquisition of equipment for $630,475 offset by the receipt of cash proceeds from the sale of WorldNow assets of $108,246 and the net proceeds from the sale of equipment of $72,225. During the six months ended December 31, 1997, the Company's investing activities included the acquisition of equipment for $580,246, an investment in CommTouch, Ltd of $750,000, a decrease in the net long-term assets of discontinued operations of $118,602 and proceeds of $20,938 from the sale of equipment.

         Cash provided from financing activities was $4,765,589 during the six months ended December 31, 1998 as compared to $2,547,729 during the six months ended December 31, 1997. The cash provided during the six months ended December 31, 1998 was attributable to the receipt of net proceeds from the issuance of stock of $3,298,000, borrowings of $1,000,000 and proceeds from the issuance of common stock upon the exercise of stock options of $838,751, offset by principal repayments on capital lease obligations of $318,115 and repayments against borrowings of $53,047. The cash received during the six months ended December 31, 1997 was attributable to the receipt of $2,750,000 from the sale and lease back of equipment and $22,418 from the issuance of common stock upon the exercise of options, offset by repayments on capital lease obligations of $224,689.

         Although the Company has recently completed a private placement of equity securities, the full amount committed will only become available to the Company upon the occurrence of certain conditions over which the Company may have little or no control, such as the price of the Company's common stock. If the Company does not receive the full amount committed, it may not have sufficient cash flows from operating activities during the next 12 months to provide the necessary capital to fully implement its marketing strategy or to sustain operations at current levels. The Company is actively seeking additional debt or equity funding. If adequate funding is not available, it may be required to revise its plans and reduce future expenditures. As of December 31, 1998, the Company had $1,705,621 of cash. The Company has incurred losses from continuing operations of $6,264,265, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company has a tangible working capital deficit of $118,980. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.


Year 2000 Issue

         Computer systems, software applications, and microprocessor dependent equipment may cease to function properly or generate erroneous data when the year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

         To date, the Company has invested approximately $60,000 in an effort to certify all aspects of its business are year 2000 compliant. The areas of its business which have been targeted for compliance testing are operations and software products and services. The Company conducted the certification process over a three-month period in which all software products and service components under direct control certified year 2000 compliant. For the operational components and remaining software and services that are under the control of third party organizations, the Company has sought their efforts to provide written confirmation and evidence of compliance. The Company may realize operational exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

         electronic data exchange systems operated by third parties with whom the Company transacts business,

         server   software  which  the  Company  uses  to  present  content  and advertising to its customers and partners,  and

         computers,   software,  telephone  systems  and  other  equipment  used internally.

         In October 1997, the Company initiated the review and assessment of all of its computerized hardware and internal-use software systems to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, its computerized information systems have been substantially upgraded to be year 2000 compliant.

         The Company has not yet developed a contingency plan in the event that any non-compliant critical systems are not remedied by the year 2000, nor has it formulated a timetable to create such a contingency plan. It is possible that costs associated with year 2000 compliance efforts may exceed current projections of an additional $40,000 to reach total compliance. In such a case, these costs could have a material impact on the Company's financial position and results of operations. It is also possible that if systems material to the Company's operations have not been made year 2000 compliant, or if third parties fail to make their systems compliant in a timely manner, the year 2000 issue could have a material adverse effect on its business, financial condition, and results of operations. This would result in an inability to provide functioning software and services to the Company's clients in a timely manner, and could then result in lost revenues from these clients, until such problems are resolved by the Company or the responsible third parties.


Forward-Looking Information

         Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (1) the Company has only generated minimal revenue from its Internet businesses, and has not generated and may not generate the level of sales, users or advertisers anticipated, and (2) the costs to market the Company's Internet services.

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


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date:  February 12, 1999            By    /s/ Mitchell L. Edwards
                                           -------------------------------------
                                          Mitchell L. Edwards
                                          Chief Financial Officer