Form 10-Q/A
period 1998-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-05-06
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                   FORM 10-Q/A
                                   -----------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                       -----------------------  ----------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             (exact name of registrant as specified in its charter)


         Delaware                                         87-0461856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


136 Heber Avenue, Suite 204
P.O. Box 8000
Park City, Utah                                            84060
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
         Yes       X       No
            ---------------  ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of April 30, 1998, 7,027,626 of the Registrant's Common Shares were issued and outstanding.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (As Restated)
                                   (Unaudited)
                                     ASSETS

                                                    March 31,       June 30,
                                                      1998            1997
                                                  ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $  6,946,635    $  4,938,404
  Trade accounts receivable, net of allowance
     for doubtful accounts of $0                         1,449            --
  Inventory                                             10,291            --
  Other current assets                                 516,302          74,742
  Net current assets of discontinued operations           --           105,739
                                                  ------------    ------------
     Total current assets                            7,474,677       5,118,885
                                                  ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer and office equipment                      5,992,855       5,210,607
  Furniture, fixtures and leasehold
    improvements                                       737,965         724,717
  Vehicles                                                --            29,059
                                                  ------------    ------------
                                                     6,730,820       5,964,383
  Less accumulated depreciation and
    amortization                                    (1,603,457)       (510,307)
                                                  ------------    ------------
     Net property and equipment                      5,127,363       5,454,076
                                                  ------------    ------------

INVESTMENT                                             750,000            --
                                                  ------------    ------------

NET NON-CURRENT ASSETS OF
  DISCONTINUED OPERATIONS                                 --           709,063
                                                  ------------    ------------

OTHER ASSETS                                         1,317,439          38,636
                                                  ------------    ------------
                                                  $ 14,669,479    $ 11,320,660
                                                  ============    ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                  (As Restated)
                                   (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,       June 30,
                                                       1998            1997
                                                   ------------    ------------
CURRENT LIABILITIES:
  Accounts payable                                 $    166,493    $  1,086,474
  Current portion of capital lease obligation           960,777            --
  Accrued liabilities                                   471,361         408,103
  Other current liabilities                              33,000            --
                                                   ------------    ------------
     Total current liabilities                        1,631,631       1,494,577
                                                   ------------    ------------

CAPITAL LEASE OBLIGATION, net of current portion      1,359,877            --
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 2,500,000
    shares authorized; no shares issued                    --              --
  Common stock, $.0001 par value; 20,000,000
    shares authorized; 8,834,475 and 8,560,932
    shares outstanding, respectively                        883             856
  Additional paid-in capital                         23,231,651      23,272,606
  Accumulated deficit                               (11,554,563)    (13,447,379)
                                                   ------------    ------------
     Total stockholders' equity                      11,677,971       9,826,083
                                                   ------------    ------------

                                                   $ 14,669,479    $ 11,320,660
                                                   ============    ============



      The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (As Restated)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                                                                                1998          1997
                                                                            -----------    -----------
NET SALES                                                                   $   385,671    $      --

COST OF SALES                                                                   258,144           --
                                                                            -----------    -----------
GROSS MARGIN                                                                    127,527           --
                                                                            -----------    -----------
OPERATING EXPENSES:
  General and administrative                                                  1,126,179        388,405
  Research and development                                                      454,218      1,050,463
  Selling                                                                       188,861        341,400
                                                                            -----------    -----------
     Total operating expenses                                                 1,769,258      1,780,268
                                                                            -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                              (1,641,731)    (1,780,268)
                                                                            -----------    -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                      27,140        120,259
  Interest expense                                                              (53,537)          --
                                                                            -----------    -----------
     Other income (expense), net                                                (26,397)       120,259
                                                                            -----------    -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                         (1,668,128)    (1,660,009)

INCOME TAX BENEFIT (Note 3)                                                   2,733,829           --
                                                                            -----------    -----------
INCOME (LOSS) BEFORE  DISCONTINUED OPERATIONS                                 1,065,701     (1,660,009)
                                                                            -----------    -----------
DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued direct mail marketing
subsidiary,                                                                     (50,548)       120,901
    net of income tax benefit (provision) of $30,329 and ($72,540), respectively
  Gain on sale of direct mail marketing subsidiary, net of income tax
provision of                                                                  4,394,717           --
$ 2,636,831
Loss from operations of discontinued Internet service provider
subsidiary, net of income tax benefit of $12,419 and $72,540, respectively      (20,698)    (2,381,246)
Gain on sale of Internet service provider subsidiary, net of income tax
 provision of $139,746                                                          232,911           --
                                                                            -----------    -----------
INCOME  (LOSS) FROM DISCONTINUED OPERATIONS                                   4,556,382     (2,260,345)
                                                                            -----------    -----------
NET INCOME (LOSS)                                                           $ 5,622,083    $(3,920,354)
                                                                            ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE (Note 4):
  Income (loss) before discontinued operations:
    Basic                                                                   $      0.12    $     (0.20)
    Diluted                                                                 $      0.12    $     (0.20)
                                                                            ===========    ===========
  Net income (loss):
    Basic                                                                   $      0.64    $     (0.46)
    Diluted                                                                 $      0.64    $     (0.46)
                                                                            ===========    ===========
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING
  Basic                                                                       8,763,505      8,479,376
  Diluted                                                                     8,832,086      8,479,376
                                                                            ===========    ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (As Restated)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                                                                                1998            1997
                                                                             -----------    -----------
NET SALES                                                                    $   405,158    $      --

COST OF SALES                                                                    323,201           --
                                                                             -----------    -----------
GROSS MARGIN                                                                      81,957           --
                                                                             -----------    -----------
OPERATING EXPENSES:
  General and administrative                                                   2,885,042        770,072
  Research and development                                                     1,301,285      2,158,057
  Selling                                                                      1,167,222      1,272,853
                                                                             -----------    -----------
     Total operating expenses                                                  5,353,549      4,200,982
                                                                             -----------    -----------
LOSS FROM CONTINUING OPERATIONS                                               (5,271,592)    (4,200,982)
                                                                             -----------    -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                      115,823        410,440
  Interest expense                                                              (108,746)          (650)
                                                                             -----------    -----------
     Other income, net                                                             7,077        409,790
                                                                             -----------    -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                          (5,264,515)    (3,791,192)

INCOME TAX BENEFIT (Note 3)                                                    2,684,000           --
                                                                             -----------    -----------
LOSS BEFORE  DISCONTINUED OPERATIONS                                          (2,580,515)    (3,791,192)
                                                                             -----------    -----------
DISCONTINUED OPERATIONS:
  Income from operations of discontinued direct mail marketing subsidiary,
net of                                                                           111,377        263,672
    income tax provision of $66,827 and $158,203, respectively
  Gain on sale of direct mail marketing subsidiary, net of income tax
provision                                                                      4,394,717           --
    of $2,636,831
  Loss from operations of discontinued Internet service provider
subsidiary, net of                                                              (265,674)    (2,295,583)
    income tax benefit of $159,404 and $158,203, respectively
  Gain on sale of Internet service provider subsidiary, net of income tax
    provision of $139,746                                                        232,911           --
                                                                             -----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                     4,473,331     (2,031,911)
                                                                             -----------    -----------
NET INCOME (LOSS)                                                            $ 1,892,816    $(5,823,103)
                                                                             ===========    ===========

NET INCOME (LOSS) PER  COMMON SHARE (Note 4):
  Loss before discontinued operations:
    Basic                                                                    $     (0.30)   $     (0.46)
    Diluted                                                                  $     (0.29)   $     (0.46)
                                                                             ===========    ===========
  Net income (loss):
    Basic                                                                    $      0.22    $     (0.71)
    Diluted                                                                  $      0.21    $     (0.71)
                                                                             ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                        8,660,717      8,242,116
  Diluted                                                                      8,862,132      8,242,116
                                                                             ===========    ===========



      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (As Restated)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                                       1998            1997
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $  1,892,816    $ (5,823,103)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Gain on sale of direct mail marketing and Internet service                     (7,404,205)           --
operations
      Depreciation and amortization                                                   1,126,854         115,015
      Acquired research and development                                                    --         2,232,961
      Stock issued in lieu of compensation                                               61,250            --
      Amortization of goodwill                                                           30,838            --
      Loss on disposition of equipment                                                   11,196            --
      Changes in operating assets and liabilities,  net of effect of acquisition and dispositions:
          Trade accounts receivable                                                      98,563          (2,207)
          Inventory                                                                     193,886            --
          Net current assets of discontinued operations                                    --            73,592
          Other current assets                                                         (282,348)        (48,828)
          Other assets                                                                  (24,675)        (33,331)
          Accounts payable                                                             (805,328)         16,364
          Accrued liabilities                                                          (203,570)         54,132
          Other current liabilities                                                      33,000            --
                                                                                   ------------    ------------
      Net cash used in operating activities                                          (5,271,723)     (3,415,405)
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment                                                               (750,000)           --
  Purchase of property and equipment                                                   (802,414)     (2,675,116)
  Increase in net non-current assets of discontinued operations                            --          (608,118)
  Proceeds from sale of equipment                                                        20,938            --
                                                                                   ------------    ------------
      Net cash used in investing activities                                          (1,531,476)     (3,283,234)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of direct mail marketing and Internet
services                                                                              6,857,300            --
    operations
  Net proceeds from the issuance of common stock and other
      contributed capital                                                                  --         1,829,555
  Net proceeds from sale and lease back of equipment                                  2,750,000            --
  Principal payments on capital lease obligation                                       (429,346)           --
  Principal payments on notes payable                                                  (288,812)        (43,201)
  Acquisition of common stock                                                          (200,000)           --
  Proceeds from borrowings                                                               86,000            --
  Net proceeds from the exercise of common stock options                                 22,418            --
                                                                                   ------------    ------------
      Net cash provided by financing activities                                       8,797,560       1,786,354
                                                                                   ------------    ------------
NET INCREASE (DECREASE ) IN CASH                                                      1,994,361      (4,912,285)
CASH AT BEGINNING OF PERIOD                                                           4,952,274      13,159,404
                                                                                   ------------    ------------
CASH AT END OF PERIOD                                                              $  6,946,635    $  8,247,119
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

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported. The changes are in response to SEC comments on the Company's method for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Inc. and Books Now, Inc. (see Note 2). Previously, the Company had used a 25 percent discount from the quoted market price due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions. The impacts of the restatement on income (loss) before discontinued operations and net income (loss) are as follows:

                                                        Previously                        Previously
                                                         Reported         Restated         Reported         Restated
                                                      ----------------------------------------------------------------
            Three Months ended March 31,                           1998                              1997
----------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations            $1,069,607       $1,065,701     $(1,660,009)      $(1,660,009)
Net income (loss)                                       $5,625,989       $5,622,083     $(3,362,114)      $(3,920,354)
Diluted income (loss) per share:
  Income (loss) before discontinued operations               $0.12            $0.12          $(0.20)           $(0.20)
  Net income (loss)                                          $0.64            $0.64          $(0.40)           $(0.46)

            Nine Months ended March 31,                            1998                              1997
----------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations           $(2,576,609)     $(2,580,515)    $(3,791,192)      $(3,791,192)
Net income (loss)                                       $1,896,722       $1,892,816     $(5,264,863)      $(5,823,103)
Diluted income (loss) per share:
  (Loss) before discontinued operations                     $(0.30)          $(0.29)         $(0.46)           $(0.46)
  Net income (loss)                                          $0.21            $0.21          $(0.64)           $(0.71)

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         Sisna, Inc.

         On January 8, 1997,  the Company  completed the  acquisition  of Sisna,
Inc. ("Sisna") pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, the Company issued 325,000 shares of its common stock valued at $2,232,961 in exchange for all of the issued and outstanding shares of Sisna. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the acquired assets less liabilities assumed was $2,232,961, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

         The operations of Sisna have been included in the accompanying condensed consolidated financial statements from the acquisition date in January 1997 through the sale in March 1998 as discontinued operations.

         The Sisna revenues were $143,982 and $219,226 and the losses from operations were $33,117 and $2,453,786 during the three months ended March 31,

1998 and 1997, respectively, and the Sisna revenues were $555,685 and $219,226 and the losses from operations were $425,078 and $2,453,786 during the nine months ended March 31, 1998 and 1997, respectively.


Books Now, Inc.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock upon signing the agreement, valued at $312,500 and can receive 87,500 additional shares per year for the next three years based on performance goals established in the agreement. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The annual number of shares could increase up to a maximum of 175,000 shares if the Company's average stock price, as defined, does not exceed $8.50 per share at the end of the three-year period. The Company granted certain piggyback registration rights and a one time demand registration right with regard to the shares received under the agreement. The Company also entered into a three-year employment agreement with the president of Books Now that provides for base annual compensation of $81,000 and a bonus on pretax income ranging from 5% to 8% based on the level of earnings.

         The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $616,764 was recorded as goodwill and is being amortized over a period of five years.

         In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the perfomance criteria, both the $81,000 of cash and the $1,051,558 of common stock will be recorded as selling expense in the three months ending December 31, 1998.

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

                                                  Pro Forma               Pro Forma             Pro Forma
                                              Three Months Ended      Nine Months Ended     Nine Months Ended
                                                March 31, 1997         March 31, 1997         March 31, 1998
                                                --------------         --------------         --------------
                                                 (Unaudited)             (Unaudited)           (Unaudited)
Net sales                                          $103,185               $224,114               $632,017
Income (loss) from continuing
  operations                                     (1,838,630)            (4,369,944)            (5,427,685)
Net income (loss)                                (3,980,309)            (5,995,472)             1,729,319
Net (loss) per common share from
  continuing operations:
    Basic and diluted                                 (0.21)                 (0.52)                 (0.49)
Net income (loss) per
  common share:
    Basic and diluted                                 (0.46)                 (0.72)                  0.19

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


NOTE 3 - INCOME TAXES

         The income tax benefits for the three and nine months ended March 31, 1998 of $2,733,829 and $2,684,000, respectively, result from the tax effect of the gain on sale of direct mail marketing and Internet service operations being offset with net operating loss carryforwards which were not previously recorded by the Company.


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

         The calculation of the weighted average number of common shares outstanding is as follows:

                                         Three Months Ended    Nine Months Ended
                                           March 31, 1998       March 31, 1998
                                           --------------       --------------
Weighted average number of shares
  for basic net income per common
  share                                      8,763,505            8,759,900
Stock Options                                   68,581              201,415
                                             ---------            ---------
Weighted average number of shares
  for diluted net income per common
  share                                      8,832,086            8,961,315
                                             =========            =========

                                         Three Months Ended    Nine Months Ended
                                           March 31, 1997       March 31, 1997
                                           --------------       --------------
Weighted average number of shares
  for basic net income per common
  share                                      8,479,376            8,242,116
Stock Options                                    --                   --
                                             ---------            ---------
Weighted average number of shares
  for diluted net income per common
  share                                      8,479,376            8,242,116
                                             =========            =========

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

         In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah, for an acquisition price of $2,232,961. In December, 1997, the Board of Directors reviewed the performance of Sisna in conjunction with a review of the strategic opportunities available to the Company. Among the conclusions of the Board were the following: (a) The Internet Service Provider business had become very competitive during the previous six months, with major corporations such as US West, America Online, MCI and others aggressively marketing their internet access offerings; (b) the margins in the ISP business were declining, as fixed-price, unlimited time access had become prevalent, and (c) Sisna's losses on a monthly basis were increasing with no apparent near-term prospect of profitability. For these reasons, the Board concluded that it was in the best interests of the Company to sell Sisna. The Board solicited offers to buy Sisna over a period of three months, but due to Sisna's continuing losses of over $40,000 per month, no offers materialized.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted fair market value. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations as discontinued operations

         In January 1998, the Company acquired all of the outstanding stock of Books Now, a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock upon signing the agreement, valued at $312,500 and can receive 87,500 additional shares per year for the next three years based on performance goals established in the agreement. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The annual number of shares could increase up to a maximum of 175,000 shares if the Company's average stock price, as defined, does not exceed $8.50 per share at the end of the three-year period. The Company granted certain piggyback registration rights and a one time demand registration right with regard to the shares received under the agreement. The Company also entered into a three-year employment agreement with the president of Books Now that provides for base annual compensation of $81,000 and a bonus on pretax income ranging from 5% to 8% based on the level of earnings.


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

Operating Expenses

         General and administrative expense increased 189.9% to $1,126,179 during the three months ended March 31, 1998 from $388,405 during the three months ended March 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff, depreciation expense, as well as increased related facilities costs, associated with WorldNow Online.

         General and administrative expense increased 274.6% to $2,885,042 during the nine months ended March 31, 1998 from $770,072 during the nine months ended March 31, 1997. The increase in general and administrative expense was due to the addition of administrative and support staff, depreciation expense, as well as increased related facilities costs, associated with WorldNow Online.

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

         During the three months ended March 31, 1998 the Company sold its direct mail marketing and Internet service operations for pretax gains of $7,031,548 and $372,657, respectively. During the three months ended March 31, 1998 the direct mail marketing operations incurred a pretax loss of $80,877 as compared to a pretax profit of $193,441 during the three months ended March 31, 1997. During the three months ended March 31, 1998 the Internet service operations incurred a pretax loss of $33,117 as compared to a pretax loss of $2,453,786 during the three months ended March 31, 1997. The Internet service operations loss incurred during the three months ended March 31, 1997 included a charge of $2,232,961 for acquired research and development.

         During the nine months ended March 31, 1998 the Company sold its direct mail marketing and Internet service operations for pretax gains of $7,031,548 and $372,657, respectively. During the nine months ended March 31, 1998 the pretax profit from the direct mail marketing operations was $178,204 as compared to a profit of $421,875 during the nine months ended March 31, 1997. During the nine months ended March 31, 1998 the Internet service operations incurred a pretax loss of $425,078, as compared to a loss of $2,453,786 during the nine months ended March 31, 1997. The Internet service operations loss incurred during the nine months ended March 31, 1997 included a charge of $2,232,961 for acquired research and development.


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

         In March 1998, the Company sold the net assets of DataMark Systems, Inc. its direct mail marketing subsidiary. To date the Company has received $6,857,300 from the sale of these net assets and will receive an additional $700,000 in June 1999.

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

         To date, the Company has invested approximately $60,000 in an effort to certify all aspects of its business are year 2000 compliant. The areas of its business which have been targeted for compliance testing are operations and software products and services. The Company conducted the certification process over a three-month period in which all software products and service components under direct control certified year 2000 compliant. For the operational components and remaining software and services that are under the control of third party organizations, the Company has sought their efforts to provide written confirmation and evidence of compliance. The Company may realize operational exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

         o electronic data exchange systems operated by third parties with whom the Company transacts business,

         o server software which the Company uses to present content and advertising to its customers and partners, and

         o computers, software, telephone systems and other equipment used internally.

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


                                                     DATAMARK HOLDING, INC.


Date:  May 5, 1999                         By  /s/ Mitchell Edwards
                                              ----------------------------------
                                                Mitchell Edwards
                                                Chief Financial Officer