Form 10-K/A
period 1998-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-05-06
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-K/A
                                   -----------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended   June 30, 1998
                                           -------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                             ------------  ------------

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

                                 (435) 655-3617
               Registrant's telephone number, including area code:

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

                                     PART I
ITEM 1.       BUSINESS
-------
                                     SUMMARY

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

         Distribution: Taking a Ride on the WeatherBus. Before critical weather information reaches clients, data speeds through the CORBA/IIOP-based WeatherBus pipeline to the WeatherFactory research and development facility. After thorough information analysis and processing with STORM, the WeatherBus automatically delivers weather products to WeatherLabs' clients in any electronic format. In this process, built-in load balancing allows STORM to maximize the delivery performance of information throug the WeatherBus from source to final destination.

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

         By securely storing purchasing information such as billing and shipping information for each retail customer, Videos Now offers its customers easy-to-use, one-button, one-touch shopping. Customers can keep track of their video title purchases and request to be notified when titles of a particular subject matter or authorship are added to the library. In addition, customers can be notified when particular titles are marked down by a given price percentage, keeping them abreast of the best buys o the Internet.

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

Significant Customers

         The Company is not dependent upon a single customer. Videos Now, when launched in October 1998, is expected to initially derive most of its revenue from its presence on the America Online network and on AOL.com. The Company's three-year agreement with America Online gives Videos Now "premier anchor tenancy" on key channels of the America Online service. Loss of America Online as a customer would have a material adverse affect on Videos Now and on the Company. The Company is currently in negotiations with other major portals and Web sites, and consummation of any such prospective transactions would lessen the dependence of Videos Now on America Online members and visitors. Although the WeatherLabs business model has benefited from its high profile on the Excite and Netscape search engines, its major sources of revenue are expected to increasingly come from licensing the technology and services to additional websites, both large and small, and from advertising revenue sharing arrangements Moreover, WeatherLabs has recently entered into agreements with such major Internet companies as @Home, Preview Travel, and the Travel Channel on the AOL Network. Books Now derives its sales from its virtual bookstores and its relationships with over 200 magazines.

The Technology

         The Company's computer facility is a state-of-the-art data center which supports the products and services offered by the Company over the Internet. It has redundant systems in place for power, network, environmental, and fire suppression. Located in Salt Lake City, the technology center guarantees consistently optimal performance through state-of-the-art system scalability and reliability. Features of the facility include:

o A redundant OC-12 655Mbps fiber optic data connection into the technology center yields high bandwith throughput for e-commerce customers.

o Switched 155 Mbps asynchronous transfer mode (ATM) backbones to each of the primary data server providing the bandwidth to handle thousands of simultaneous transactions.

o Powered by a series of HP 9000 multiprocessor servers and Sun Microsystems Enterprise servers, the super-scalar processing architecture manages the Company's service components including simultaneous payment processing, real-time report generation, merchant accounting, and proprietary content creation, management, and distribution for its web sites.

o An expandable 1-Terabyte fully redundant data storage system ensures high performance and fault tolerant access to critical transactional data.

o To ensure that production systems remain up and running around the clock, seven days a week, the facility exploits modern fire retardant systems, quad-power conditioners, industrial battery backup arrays as well as an 8-day backup diesel generator to guarantee a continuous power supply.

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

Development of Company

         The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. The Company recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of the-art computer and data facility in Salt Lake City, the Company acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. The Company formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. The Company divested its direct marketing, internet access, and television website hosting businesses in fiscal 1998. In March 1998, the Company signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September, 1998, and the Company formally changed its name to Digital Courier Technologies, Inc.

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

         Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. In addition, many of the Company's current or potential competitors, such as Microsoft, have broad distribution channels that may be used to bundle competing products directly to end-users or purchasers. If such competitors were to bundle competing products for their customers, the demand for the Company's services may be substantially reduced, and the ability of the Company to successfully effect the distribution of its products and the utilization of its services would be substantially diminished. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition or operatin results.

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

         Because Regulation E was issued at a time when no Internet services like those of the Company existed, its application to the Company's services involves numerous uncertainties and ambiguities. The Company believes that it is designing and is operating its services in a manner that fully complies with the intention of Regulation E. There remains the possibility that the Federal Reserve Board, and the other agencies that interpret and apply the regulation may in the future challenge the Company' services on the ground that they do not comply with Regulation E. The costs of responding to such a challenge could result in significant drains on the Company's financial and management resources, which could have a material adverse effect on the Company's business, financial condition or operating results.

         EMPLOYEES As of June 30, 1998, the Company had 31 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                                  RISK FACTORS

         Before purchasing the shares, you should carefully consider the risk factors described below. If any of the following risks actually occurs, it could materially adversely affect our business, financial condition, and results of operations. The risks and uncertainties described below are not the only ones we are facing. While the risks described below are all the material risks of which we are currently aware, we may have other risks and uncertainties of which we are not yet aware or which we currently believe are immaterial that may also impair our business operations.

Additional Cash from Outside Sources is Essential to Continued Operations

         If we do not receive the full amount of financing committed to us, we project that we may not have sufficient cash flows from operating activities during the next twelve months to provide the necessary capital to fully implement our marketing strategy or to sustain operations at current levels. We recently completed several private placements of convertible preferred stock, common stock and warrants which provided us with an aggregate of $7.2 million in cash. The investors committed to purchase an additional $11.2 million of our equity securities if certain conditions are met. The most important of these conditions are that the closing bid price of our stock is above $7 for thirty consecutive days and that this registration statement is effective. In addition, the exercise of the warrants would bring us an additional $22.5 million in cash. We will be able to force the exercise of the warrants if our stock trades at twice the warrant exercise price for fifteen consecutive days. If our stock trades at $10.46 per share for the period, we would generate $4 million in cash; the remainder would be available if our stock trades at $18.98 per share. If we receive the entire $11.2 million that has been committed, we anticipate that we will have sufficient cash to operate during the next twelve months. We Have Incurred Substantial Losses

         We incurred a loss of $5,597,967 from continuing operations during the year ended June 30, 1998 and a loss of $17,846,073 during the nine months ended March 31, 1999. Our operating activities used $6,377,970 of cash during the year ended June 30, 1998 and $7,575,502 during the nine months ended March 31, 1999. We also had a tangible working capital deficit of $272,968 at June 30, 1998. We expect that we will require additional funding, the amount of which is not known, before our continuing operations will achieve and sustain profitability, if at all.

Only One Year of Internet Based Revenues

         We have a limited history of generating revenue on the Internet. Prior to 1998, most of our revenues came from non-Internet businesses. We began generating Internet-based revenues from our existing businesses in January 1998, when we acquired Books Now, Inc. At that time, Books Now was generating revenues of approximately $50,000 per month, with about 10% of that amount being derived from the sale of books through the web site Booksnow.com. We acquired WeatherLabs, Inc. in May 1998, which had been generating a small amount of revenue from its Internet-only weather service since the beginning of 1998.

Significant Future Losses Are Anticipated

         We have incurred operating losses from continuing operations in each fiscal quarter since we were formed. We expect operating losses and negative cash flows to continue for the foreseeable future as we grow our business. As of March 31, 1999, we had an accumulated deficit of $32,418,088. We incurred losses from continuing operations of $5,597,967 and $7,158,851 for the years ended June 30, 1998 and 1997, respectively. We also incurred a net loss of $17,846,073 for the nine months ende March 31, 1999. We will likely incur significant losses on a quarterly and annual basis in the future until advertising, licensing and sales revenue significantly increases.

Going Concern Opinion by our Auditors

         The Report of Independent Public Accountants on our financial statements as of and for the year ended June 30, 1998 includes the following, "The Company has suffered recurring losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company has a tangible working capital deficit of $272,968 as of June 30, 1998. None of the Company's continuing operations are generating positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern."

Integration of Digital Courier International, Inc.

         Uncertainty Relating to Integration. We acquired Digital Courier International, Inc. ("DCI") in September 1998, and we believe there are risks in attempting to integrate the operations of these two previously separate companies. Prior to the acquisition, our company consisted of the computer and data facility in Salt Lake City, Books Now, and the marketing plan for Videos Now. In the acquisition, we acquired proprietary software and in-process research and development. We are putting forth a significant effort to successfully combine the two companies. Our efforts include coordinating development of new products, commercializing in-process development, integrating product offerings, and coordinating sales and marketing efforts and business development efforts. We have different systems and procedures from DCI in many operational areas and these systems and procedures must be rationalized and integrated. To be profitable, we will need to integrate and streamline overlapping functions successfully. Among the risks we face are:

         o We must incur the costs generally associated with this type of integration including the costs to:
            o  integrate product lines;
            o  cross-train the sales force
            o  products in the market;
         o We do not yet know what the ultimate cost of integration will be and how significant the impact will be: the cost may have an adverse effect on our operating results;
         o Our integration of the two companies will require management resources that may distract attention from normal operations. Employee uncertainty and lack of focus may disrupt our business; and
         o Our failure to quickly and effectively accomplish the integration could harm us. Uncertainty in the marketplace or customer concern regarding the impact of our acquisition of DCI could also have a material adverse effect on our consolidated business, financial condition and results of operations.

         Dilutive Effect to Our Stockholders. Our issuance of 4,659,080 shares of common stock to acquire DCI could reduce the market price of our common stock, as more shares are outstanding and DCI does not bring a substantial revenue stream to our business.

We Depend on Continued Growth in Use of the Internet

         Our success is substantially dependent upon continued growth in the use of the Internet to support our sale of weather information, books, videos and advertising on our web sites. Rapid growth in the use of and interest in the Internet is a recent phenomenon. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including (1) potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or (2) untimely development an commercialization of performance improvements, including high speed modems. Some of our weather information, for example, is best viewed with high speed modems or broadband internet connections.

         Additionally, if use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, we may not be successful.

Unproven Business Model for Our Internet-based Products and Services

         The markets for Internet-based weather reports and forecasts, for the sale of books and videos on the Internet, and for Internet-based credit card clearing, have only recently begun to develop and may prove unprofitable.

         WeatherLabs. Although more and more users of the Internet seek weather-related information at some point during an Internet "session," it is still unclear whether users will ever be willing to pay for such information. Until such time as a market develops for the sale of weather-related information, providers of weather on the Internet, including WeatherLabs, will have to rely on selling advertising to generate revenue. WeatherLabs is not yet profitable from the sale of advertising on the web sites that utilize WeatherLabs.

         VideosNow and Books Now. Although sales of books and videos on the Internet by some of our competitors continue to climb, we are unaware of any company that has generated operating profits from the sale of books or videos on the Internet. We do not know when we will be able to generate a profit from the sale of these media products on the Internet.

         Credit Card Clearing. The software and services that are currently under development have the potential to be profitable, but as our revenues to date from the processing of credit card transactions is minimal, we cannot give assurances in this regard.

         All of these markets are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services for use on the Internet.

         If consumers fail to use our web sites or such usage fails to continue to grow, we may be unable to sell enough products, services or advertising to become profitable. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for virtual commerce and advertising on the Internet is new and evolving, we are unable to predict the future growth rate and size of this market. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our web sites do not achieve or sustain market acceptance, we may not be successful.

Brand Development is Important to our Business

         We believe that establishing and maintaining our "netClearinga," "Books Nowa," "WeatherLabsa" and "Videos Nowa" brands is a critical aspect of our efforts to attract and expand our Internet audience. If consumers do not perceive our existing or future products and services to be of high quality and therefore do not use our brands, sales will be adversely affected and advertisers will not be attracted to our audiences. Although our software and services are engineered to appear as though they were created by the web portals and merchants on the Internet, our brands are important to generate interest in our software and services by such portals and merchants. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. In response to competitive pressures, we may be forced to substantially increase our financial commitment to creating and maintaining a distinct brand loyalty among our consumers. I we are unable to promote and maintain our brands, or if we incur excessive expenses in maintaining brand loyalty, we may not be successful.

We Rely on Internet Advertising Revenues

         We currently derive approximately one-quarter of our revenues from selling advertisements on our web sites, and we believe there are risks associated with this revenue stream. Our ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Internet as an effective place to advertise. Most Internet advertising customers, however, have only limited experience with the Internet as an advertising medium. Additionally, most of these customers have not devoted a significant portion of their advertising expenditures to web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. Any inability by us to sell advertising on our web sites, particularly the WeatherLabs co-branded web sites, will adversely affect our revenues and profitability.

         We face many other challenges in selling web-based advertising. For example:

         o there are no widely accepted standards for measuring the effectiveness of web-based advertising;
         o certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop; such software may have a materially adverse effect upon the viability of Internet advertising. There is intense competition in the sale of Internet advertising, including competition from other Internet navigational tools as well as other high-traffic sites;
         o competition for advertising sales could result in significant price competition and reductions in advertising revenues to our web sites; and
         o our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on our web sites, and such measurements may contain errors.

We Depend Upon Third Parties

         We depend substantially upon third parties for several critical elements of our business, including:

         o     Sprint, for telecommunications services;
         o Internet Portals, including America Online, Netscape, Excite and the At Home Network, for use of our WeatherLabs products and services;
         o Hewlett Packard, for maintenance and upgrades of the HP-9000 computers in our data center;
         o Sun Microsystems, for maintenance and upgrades of the Sun Enterprise 500 servers in our data center;
         o Cisco, for maintenance and upgrades of our routers which are used to connect our computer network to the Internet; and
         o Other vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet.

         Although we believe that there are other third party providers who can provide the same services as those providers we currently use, loss or interruption of service by such providers would have an adverse effect on our business and prospects.

We Depend on our Existing Technology and Infrastructure

         We depend substantially upon our computer equipment and its maintenance and technical support to ensure accurate and rapid presentation of content and advertising to our customers. Our failure to effectively maintain our equipment and provide such information could have a material adverse effect on our business, operating results and financial condition. In addition, if we terminate any of our telecom agreements with Sprint, or Sprint fails to renew our agreements upon expiration, we could incu substantial additional costs to develop or license replacement telecom capacity.

We Must Continually Enhance our Products To Remain Competitive

         Our failure to effectively improve our software, web sites or other products, or our failure to achieve market acceptance of design modifications, could adversely affect our business, results of operations and financial condition. To remain competitive in the sale of products over the Internet, in delivering information over the Internet, and in providing e-commerce services on the Internet, we must continue to enhance and improve the responsiveness, functionality, features and content of our main product offerings. If we are unable to develop increasingly complex technologies to improve our products, we may not successfully maintain competitive user response time or implement new features and functions. Furthermore, enhancements of or improvements to our products may contain undetected errors that require significant design modifications. Such errors could result in a loss of customer confidence and user support and a decrease in the value of our products and services. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future.

Capacity Constraints and Systems Failures

         Any disruption in Internet access or any failure of our technology to handle higher volumes of user traffic could have a material adverse effect on our business, operating results and financial condition. A key element of our business strategy is to generate high volume usage of our products and content offerings. Accordingly, our technology performance is critical to our reputation. Our technology performance also affects our ability to attract advertisers to our products, and achieve market acceptance of these products and media properties.

         The risks we face in this regard include:

         o If we experience a system failure that causes an interruption or an increase in response time of our web sites, we may have less traffic to our content destinations;
         o If the interruptions or delays are sustained or repeated, our advertisers may find our content offerings less attractive and our customers may choose to shop elsewhere;
         o An increase in the volume of traffic to our web sites could strain our software or hardware capacity, which could lead to slower response time or system failures;
         o As the number of users increases, our infrastructure may not be able to scale accordingly;
         o     We  are  dependent  upon  our  own  technology  and  link  to the
               Internet;
         o We are dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment which we use to deliver our products and services. Our operations are dependent in part upon our ability to protect our operating systems against physical damage from fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events. We do not presently have redundant, multiple-site capacity in the event of any such occurrence and
         o Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering.

         If we experience any of these events, the users of our web sites may encounter interruptions, delays or cessations in service, which could have a material adverse effect on our business, operating results and financial condition.

Management of Internal Growth

         As we grow, we may not be able to effectively manage the expansion of our operations and our systems, procedures or controls may not be adequate to support our operations. Additionally, when market opportunities arise, we may not have sufficient personnel or procedures in place to be able to take advantage of those opportunities.

Markets for Our Products and Services are Highly Competitive

         The market for Internet products and services is highly competitive and we expect the competition to increase. We also expect the market for Internet-based commerce and advertising to be intensely competitive. There are no substantial barriers to entry in these markets.

         NetClearing. We have a number of competitors that provide software to merchants and financial institutions for processing payment card transactions over the Internet. They include VeriFone, Inc., IBM Corporation, and AT&T Corporation. Several other competitors, including CyberCash, Inc., CyberSource, Inc. and ClearCommerce Corporation, offer software that enables Internet merchants to obtain credit card authorizations. Several of these companies are developing software to process transactions in compliance with the SET standard which we use. Additional competition could come from web browser companies and software and hardware vendors that incorporate Internet payment capabilities into their products.

         Videos Now and Books Now. Companies such as Reel.com, Amazon, Barnes & Noble, CD Universe and others sell videos and books on the Internet, directly competing with our Videos Now and Books Now divisions. Many of these competitors have longer operating histories, greater name recognition, more existing customers, and significantly greater financial, technical and marketing resources than we do.

         WeatherLabs. Our main competitors in providing weather forecasting on the Internet are The Weather Channel and Accu-Weather. They are both larger, more strongly capitalized and have longer operating histories than WeatherLabs.

         In the future we expect to face additional competition for all of our products and services. This competition will likely include companies that are larger and better capitalized than us. They are likely to also have more expertise and established brand recognition. These competitors could develop Internet product and services that are superior to ours and have greater market acceptance. Moreover, some of our current customers and partners have established relationships with our competitors. Future customers and partners may establish similar relationships.

Trademarks and Proprietary Rights

         We are not certain that the steps we have taken to protect our proprietary rights will be adequate or that third parties will not infringe or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, we cannot be certain that other parties will not assert infringement claims against us. We believe our copyrights, trademarks, trade dress, trade secrets and similar intellectual property are critical to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights.

         We could be subject to legal proceedings and claims alleging infringement by us and our licensees of the trademarks and other intellectual property rights of others. We may be forced to use significant financial and managerial resources to defend such claims, even if they are not meritorious. We are not aware of any legal proceedings or claims against us in this regard.

Dependence on Key Executives

         Our performance is substantially dependent on the effectiveness of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, which currently is composed of a small number of individuals who only recently joined the Company. We do not carry key person life insurance on any of our senior management personnel. The loss of the services of any of our executive officers or other key employees could detrimentally affect us.

Attracting and Retaining Qualified Employees

         Our future success depends on our continuing ability to attract and retain highly qualified technical and managerial employees. Competition for java software programmers and other people experienced in the technical areas in which we operate is intense and as a small company, we may not be able to attract them. We also may not have the resources to provide the salaries and benefits that our competitors can. Other companies in the software development field may try to entice our best technical employees to change jobs.

Government Regulation of the Internet

         Any new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results and financial condition. We are not currently subject to direct regulation by any United States government agency, other than regulations applicable to businesses generally. There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, we may be subject to the provisions of the Communications Decency Act. Although the constitutionality of the CDA, the manner in which the CDA may be interpreted and enforced and the effect of the CDA on our operations cannot be determined, it is possible that the CDA could expos us to substantial liability. A number of other countries also have enacted or may enact laws that regulate Internet content. The adoption of such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for our products. Such laws and regulations also could increase our cost of doing business or otherwise have an adverse effect on our business, operating results and financial condition. Moreover, existing laws governing issues such as property ownership, defamation, obscenity and personal privacy may also be applicable to the Internet, and we may be subject to claims that our services and web sites violate such laws.

State Sales and Use Tax Laws

         Several states have attempted to tax online retailers and service providers even when they have no physical presence in the state. There is a currently a three year moratorium on taxing Internet commerce that the federal government imposed on the states. We currently charge sales tax for goods sold to customers in California and Utah, the states where we have operations. If after the moratorium, other states assert tax claims for products we have sold over the Internet, it could be costly and burdensome for us to comply.

Liability for Information Services

         Because materials may be downloaded by the online or Internet services which we operate or facilitate and may be subsequently distributed to others, we may be subject to a variety of claims. These claims may include defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such downloaded materials. In the past, other online services have been sued for such claims and in some cases have lost. In addition, we could be exposed to liability with respect to the books, videos, content and links that may be accessible through our web sites, or through content and materials that may be posted by users on web sites. It is also possible that if we provide any information through our web sites or services which contains errors, third parties could make claims against us for losses incurred in reliance on such information. Also, to the extent we provide users with information relating to purchases of goods and services, we could face claims relating to injuries or other damages arising from such goods and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. Our business, operating results and financial condition could be adversely affected by any liability or legal defense expenses that are not covered by insurance or that are in excess of our insurance coverage.

Concentration of Stock Ownership

         Our present directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially own approximately 44% of our outstanding common stock. As a result of their ownership, the directors, executive officers, greater than 5% stockholders and their respective affiliates collectively are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Volatility of Stock Price

Broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months our stock has traded as low as $1.875 and as high as $17.125. The wide swings in the price of our stock have not always been in response to any factors that we can identify.

Future Issuance of Preferred Stock Could Hurt Common Stockholders

Rights of preferred stockholders take priority over common stockholders. The only preferred stock currently outstanding consistsof 360 shares of Series A Convertible Preferred Stock. Our Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock. They can determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. Although the Series A Preferred Stock does not have voting rights, future preferred stockholders could delay, defer or prevent a change of control of which our common stockholders may have been in favor.


               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Raymond J. Pittman: Director and Chief Executive Officer.

         Mr. Pittman has been Chief Executive Officer of the Company since March 1998. Mr. Pittman was the founder and Chief Executive Officer of Digital Courier International, Inc. from 1996 until Digital Courier International was acquired by the Company in September 1998. Prior to forming Digital Courier International, Inc., Mr. Pittman was the Chief Executive Officer of Broadway Technologies Group, a technology development and consulting group. Mr. Pittman received a Masters degree in Engineering- Economic Systems from Stanford University and Bachelors degree in Computer Engineering from the Univeristy of Michigan.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

         Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") is developing and marketing proprietary electronic commerce software and technologies and online information services for a variety of computer platforms and hand-held computing devices connected to the Internet. The core technology is organized into three product groups which include: a suite of electronic commerce tools for building Internet storefronts designed for retailing wide variety of consumer and business products; a distributed content publishing software suite that allows businesses to creatively deliver information services across the Internet as well as wireless networks; and a transaction software suite that incorporates a complete Internet payment processing system to streamline credit card transactions over the Internet. The Company utilizes its software suites to host and deliver information services and e-commerce tools to major businesses, Internet portals, and financial institutions on the Internet. The Company also licenses the software. The Company's sophisticated software and technology is currently used by major portals such as Excite, Netscape and America Online, as well as by the Company's own prominent group of Web-sites including www.weatherlabs.com and www.videosnow.com.

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

         The Company's four operating divisions include netClearing(TM), consumess consumes both the e-commerce tools and the transaction software suite to provide c complete electronic commerce package for conducting business and facilitating consum card payment processing over the Internet. The WeatherLabs division consumes proprietary real-time weather information to online businesses consumess Videos Now and Books Now utilize the Company's software suites to operate e-commerce web sites that sell media products such as videos, movies, LaserDiscs, DVDs, and books to consumers and online businesses. The Company sold its WorldNow Online Network television affiliate website and certain related assets in July 1998.

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

         In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah, for an acquisition price of $2,232,961. In December, 1997, the Board of Directors reviewed the performance of Sisna in conjunction with a review of the strategic opportunities available to the Company. Among the conclusions of the Board were the following: (a) The Internet Service Provider ("ISP") business had become very competitive during the previous six months, with major corporations such as US West, America Online, MCI and others aggressively marketing their internet access offerings; (b) The margins in the ISP business were declining, as fixed-price, unlimited time access had become prevalent, and (c) Sisna's losses on a monthly basis were increasing with no apparent near-term prospect of profitability. For these reasons, the Board concluded that it was in the best interests of the Company to sell Sisna. The Board solicited offers to buy Sisna over a period of three months, but due to Sisna's continuing losses of over $40,000 per month, no offers materialized.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted fair market value. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated financial statements as discontinued operations.


         In January 1998, the Company acquired all of the outstanding stock of Books Now, a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock valued at $312,500 upon signing the agreement and can receive 87,500 additional shares per year for the next three years based on performance goals established in the agreement. The common shares issued were recorded at the quoted market price on the date o acquisition. The annual number of shares could increase up to a maximum of 175,000 shares if the Company's average stock price, as defined, does not exceed $8.50 per share at the end of the three-year period. The Company granted certain piggyback registration rights and a one time demand registration right with regard to the shares received under the agreement. The Company also entered into a three-year employment agreement with the president of Books Now that provides for base annual compensation of $81,000 and a bonus on pretax income ranging from 5% to 8% based on the level of earnings.

         The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated financial statements since the date of acquisition.

         In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 common shares were issued valued at $762,503, and an additional 523,960 common shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The common shares issued were recorded at the quoted market price o the date of acquisition.

         The  acquisition  was  accounted  for as a  purchase.  The  results  of
operations  of  WeatherLabs  are  included  in  the  accompanying   consolidated
financial statements from the date of acquisition.

         The  Company  entered  into a Stock  Exchange  Agreement  with  Digital

Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $14,027,338, the quoted market price of the common shares issued on the date of acquisition.

         This acquisition was accounted for as a purchase, $3.7 million of the total purchase price of approximately $14 million being allocated to in process research and development which was expensed in the first quarter of fiscal 1999. DCII is a Java-based Internet and wireless communications software development company originally incorporated as Digital Courier Technologies, Inc. on July 23, 1996. For the year ended December 31, 1997, Digital Courier International, Inc. had no revenues. DCII's results of operations are not included in the accompanying financial statements.

         Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL will return to us (a) 636,942 warrants to purchase shares of common stock and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but we will continue to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. AOL charges $208,809 per year for a permanent location on their shopping channel. We have no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,549,676 as of the date the agreement was terminated, and b recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

         We have not been in our current businesses long enough to know whether the quantity of products purchased from our websites will vary during different seasons, nor have we been in our current businesses long enough to know whether the amount advertisers spend on Internet advertising varies by season
(advertisers   historically  spend  less  during  our  first  and  third  fiscal quarters).


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

Cost of Sales

         Cost of sales for the year ended June 30, 1998 were $745,871 or 92.9% of net sales, $408,667 of the cost of sales were for the one time sale of a turn-key Internet computer system. For the year ended June 30, 1997 costs of sales were $492.

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

         Depreciation and amortization expense increased 288.1% to $1,545,090 during the year ended June 30, 1998 from $398,066 during the year ended June 30, 1997. The increase was due to having the Company's state of the art computer facility in service during the entire year ended June 30, 1998 as compared to only two months during the year ended June 30, 1997.

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

Discontinued Operations

         During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the year ended June 30, 1998, pretax income from the direct mail marketing operations was $178,204 as compared to $480,701 for the year ended June 30, 1997. During the year ended June 30, 1998, the Internet service operations incurred a pretax loss of $425,078 as compared to a a pretax loss of $3,220,906 during the year ended June 30, 1997. The Company realized a pretax gain of $7,031,548 from the sale of its direct mail marketing operations and a $372,657 gain from the sale of its Internet service operations during the year ended June 30, 1998.


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

Discontinued Operations

         During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the year ended June 30, 1997, pretax income from the direct mail marketing operations was $480,701 as compared to $245,331 for the year ended June 30, 1996. During the year ended June 30, 1997, the Internet service operations incurred a pretax loss of $3,220,906. There were no Internet service operations during the year ended June 30, 1996.

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

                                                                      For the three months ended
                                                                      --------------------------
                                                     Sep. 30, 1997  Dec. 31, 1997   Mar. 31, 1998 Jun 30, 1998
                                                       ----------     ----------      ---------     ----------
Net sales                                             $    17,545    $     1,942    $   385,671    $   397,853
Cost of sales                                               5,459         59,598        258,144        422,670
                                                       ----------     ----------      ---------     ----------
     Gross margin                                          12,086        (57,656)       127,527        (24,817)
                                                       ----------     ----------      ---------     ----------
Operating expenses:
     General and administrative                           548,659        425,483        738,944      2,379,651
     Depreciation and amortization                        385,904        398,817        387,235        373,134
     Research and development                             473,350        373,717        454,218        130,721
     Selling                                              642,006        336,355        188,861        122,790
                                                       ----------     ----------      ---------     ----------
                                                        2,049,919      1,534,372      1,769,258      3,006,296
                                                       ----------     ----------      ---------     ----------
Other income (expense), net                                61,063        (27,589)       (26,397)        13,661
                                                       ----------     ----------      ---------     ----------
Loss  from continuing operations before income
  taxes and discontinued operations                    (1,976,770)    (1,619,617)    (1,668,128)    (3,017,452)
Benefit (provision) for income taxes                         --          (49,829)     2,733,829           --
                                                       ----------     ----------      ---------     ----------
Income (loss) from continuing operations               (1,976,770)    (1,669,446)     1,065,701     (3,017,452)
                                                       ----------     ----------      ---------     ----------


Discontinued operations:
Income (loss) from continuing operations
  advertising operations, net of income taxes             110,558         51,368        (50,548)          --
Loss from operations of discontinued internet
  service subsidiary, net of income taxes                (121,431)      (123,546)       (20,698)          --
Gain on sale of direct mail advertising operations,
  net of income taxes                                        --             --        4,394,717           --
  Gain  on sale of internet service provider
    subsidiary, net of income taxes                          --             --          232,911           --
                                                       ----------     ----------      ---------     ----------
Income (loss) from discontinued operations                (10,873)       (72,178)     4,556,382           --
                                                       ----------     ----------      ---------     ----------
Net income (loss)                                     $(1,987,643)   $(1,741,624)   $ 5,622,083    $(3,017,452)
                                                       ==========     ==========      =========     ==========

Net income (loss) per common share:

  Income (loss) from continuing operations:
    Basic                                                $  (0.23)      $  (0.19)       $  0.12       $  (0.39)
    Diluted                                                 (0.23)         (0.19)          0.12          (0.39)

  Net income (loss):
    Basic                                                   (0.23)         (0.20)          0.64          (0.39)
    Diluted                                                 (0.23)         (0.20)          0.64          (0.39)

Weighted average common shares outstanding
  Basic                                                 8,560,932      8,605,767      8,763,505      7,723,563
  Diluted                                               8,560,932      8,605,767      8,832,086      7,723,563

                                                                    For the three months ended
                                                                    --------------------------
                                                    Sep. 30, 1996  Dec. 31, 1996  Mar 31, 1997   Jun. 30, 1997
                                                     -----------    -----------    -----------    -----------
Net sales                                                   --             --             --            8,812
Cost of sales                                               --             --             --              492
                                                     -----------    -----------    -----------    -----------
     Gross margin                                           --             --             --            8,320
                                                     -----------    -----------    -----------    -----------
Operating expenses:
     Research and development                            307,754        660,362        970,194      2,027,875
     General and administrative                          109,027        272,640        388,405        630,844
     Selling                                             657,871        273,582        341,400        624,812
     Depreciation and amortization                        65,709         73,769         80,269        178,319
                                                     -----------    -----------    -----------    -----------
                                                       1,140,361      1,280,353      1,780,268      3,461,850
                                                     -----------    -----------    -----------    -----------
Other income (expense), net                              160,691        128,840        120,259         85,871
Loss  from continuing operations before
  income taxes and discontinued operations              (979,670)    (1,151,513)    (1,660,009)    (3,367,659)
Income tax benefit                                        51,813         33,850           --          (85,663)
                                                     -----------    -----------    -----------    -----------
Loss from continuing operations                         (927,857)    (1,117,663)    (1,660,009)    (3,453,322)
                                                     -----------    -----------    -----------    -----------
Discontinued operations:
  Income from discontinued direct mail
    advertising operations, net of income taxes           86,356         56,415        120,901         36,766
  Loss from discontinued internet service provider
    subsidiary, net of income taxes                         --       (2,381,246)      (659,397)
                                                     -----------    -----------    -----------    -----------
Income (loss) from discontinued operations                86,356         56,415     (2,260,345)      (622,361)
                                                     -----------    -----------    -----------    -----------
Net loss                                             $  (841,501)   $(1,061,248)   $(3,920,354)   $(4,075,953)
                                                     ===========    ===========    ===========    ===========

Net loss per common share:
Income (loss) from continuing operations:
    Basic                                            $     (0.11)   $     (0.14)   $     (0.20)   $     (0.42)
    Diluted                                                (0.11)         (0.14)         (0.20)         (0.42)

  Net income (loss):
    Basic                                                  (0.10)         (0.13)         (0.46)         (0.49)
    Diluted                                                (0.10)         (0.13)         (0.46)         (0.49)

Weighted average common shares outstanding:
  Basic                                                8,110,407      8,126,649      8,479,376      8,309,467
  Diluted                                              8,110,407      8,126,649      8,479,376      8,309,467

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

         Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL will return to us (a) 636,942 warrants to purchase shares of common stock and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but we will continue to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. AOL charges $208,809 per year for a permanent location on their shopping channel. We have no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,549,676 as of the date the agreement was terminated, and b recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

         In August and September 1997, the Company made an investment in CommTouch Software Ltd. in the amount of $750,000. Due to delays in CommTouch's product development and due to the restricted nature of the investment, the Company recorded a reserve of $375,000 against the investment in June 1998. Management believes that the net investment will be realized.

         Operating activities used $6,377,970 during the year ended June 30, 1998 compared to $6,334,660 during the year ended June 30, 1997.

         Cash provided by investing activities was $4,537,549 during the year ended June 30, 1998 and used in investing activities was $3,697,694 during the year ended June 30, 1997, respectively. During the year ended June 30, 1998, the Company's investing activities included $810,215 of cash advances for operating activities to Digital Courier International, Inc., the acquisition of equipment for $794,344, an investment in CommTouch, Ltd. of $750,000 and the receipt of proceeds from the sale of the direct mail advertising operations of $6,857,300 and from the sale of equipment of $20,938. During the year ended June 30, 1997, the Company's investing activities included the acquisition of equipment for $3,188,360 and investment in net long-term assets of discontinued operations of $509,334.

         Cash provided by financing activities was $113,741 during the year ended June 30, 1998 as compared to $1,811,354 during the year ended June 30, 1997. The cash provided was attributable to the net receipt of $2,650,000 from the sale and leaseback agreement entered into in October 1997, $32,417 from the proceeds received upon the exercise of stock options and $86,000 from loan proceeds, offset in part by the payment of $1,700,000 for the retirement of common stock owned by former officers of the Company and $690,183 and $264,493 of principal payments on capital leases and debt agreements. During the year ended June 30, 1997, the Company received $1,854,555 from the issuance of common stock and paid $43,201 of principal on debt obligations.

         Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of June 30, 1998, the Company had

$3,211,724 of cash. As described above, the Company made a cash payment to AOL of $1,200,000 in July 1998. The Company is currently attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,377,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company has a tangible working capital deficit of $272,968. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all.

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

         Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price of the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject to adjustment on the six month anniversary of each respective closing to the lesser of the initial exercis price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 15 consecutive trading days, the closing bid price of the Company's stock is at least two times the then-current exercise price. Because the shares acquired by the purchasers were priced at a 10% discount from the quoted market price no value has been allocated to the warrants.

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

         On March 3, 1999, the Company raised an additional $3.6 million through the sale of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase common stock to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "March Purchase Agreement").

         Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of the Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants is $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

         The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of Series B Convertible Preferred Stock convertible into one share of the Company's common stock and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 30 consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit will be $7.70. The March Purchase Agreement terminates the commitment for Tranche B Units previously discussed.

         Management is actively pursuing other alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. Management projects that there will not be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations.

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

Forward-Looking Information

         Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to (1) the Company has only generated minimal revenue from its Internet businesses, and has not generated and may not generate the level of purchases, users or advertisers anticipated, and (2) the costs to market the Company's Internet services.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------       --------------------------------------------

         The consolidated financial statements and report of independent public accountants are filed as part of this report on pages F-1 through F-26


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

         During the year ended June 30, 1994, the Company made cash loans to two officers totaling $46,000 ($45,000 to Chairman, James Egide and $1,000 to former CEO, Chad Evans), which were settled during the year ended June 30, 1995, except for $1,000 which was settled during the year ended June 30, 1997.

         Prior to July 1, 1994, the Company had borrowed money from certain officers. Additional borrowings of $50,000 from former CEO, Chad Evans and $129,500 ($116,000 from Chairman, James Egide and $13,500 from former CEO Chad Evans) were made during the years ended June 30, 1996 and 1995, respectively. Principal payments on these notes were $1,666 to the former CEO Chad Evans, $199,500 ($116,000 to Chairman, James Egide, $63,500 to former CEO, Chad Evans, and $20,000 to other former officers), and $2,152 during the years ended June 30, 1997, 1996 and 1995, respectively. The amounts due on these loans at June 30, 1998, 1997 and 1996 were $0, $0 and $1,666, respectively.

         During the year ended June 30, 1996, the Company borrowed $500,000 from a bank to fund computer equipment purchases. Certain officers and stockholders guaranteed the loan. In exchange for the guarantee, such Mr. Egide, Mr. Evans and Mr. Woolley each received a one-year option to purchase 25,000 shares of common stock at $5.00 per share.

         During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd., Cybergames, Inc., Online Investments, Inc. and Barrons Online, Inc., companies in which Mr. Egide, one of the Company's directors and stockholders has an ownership interest. Under the agreements, the Company provided software development services, and configured hardware and other computer equipment. There has been no business done with any companies in which Mr. Egide has an ownership interest since June 1997. There is no business proposed to be done during the fiscal year ending June 30, 1999 with companies in which Mr. Egide has an ownership interest.

         In March 1998, the Company repurchased 1,800,000 shares of the Company's common stock from Mr. Evans, who had previously resigned as CEO and Chairman of the Company in September 1997 for $1,500,000.

         In March 1998, the Company resold Sisna, Inc. to a former director, Henry Smith for 35,000 shares of Digital Courier's common stock. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the Company and was approved by the Board of Directors without Mr. Smith. (See Notes 1 and 3 to the financial statements).

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

         (c)        Exhibits
                    --------

         The following documents are included as exhibits to this report.


Exhibits        Exhibit Description                Page or Location
--------        ------------------------           ----------------
27              Financial Data Schedule            attached herewith

                       DIGITAL COURIER TECHNOLOGIES, INC.
                        (formerly DataMark Holding, Inc.)
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 1998 AND 1997 AND FOR
                         EACH OF THE THREE YEARS IN THE
                           PERIOD ENDED JUNE 30, 1998

                             TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc.) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998 (as restated, see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 during the years ended June 30, 1998, 1997 and 1996, respectively. The Company has a tangible working capital deficit of $272,968 as of June 30, 1998. None of the Company's continuing operations are generating positive cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
May 3, 1999

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                          AS OF JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                1998            1997
                                                            ------------    ------------
CURRENT ASSETS:
   Cash                                                     $  3,211,724    $  4,938,404
   Trade accounts receivable                                      16,459            --
   Inventory                                                      21,046            --
   Current portion of AOL anchor tenant placement costs        3,237,281            --
   Prepaid expenses and other current assets                     793,721          74,742
   Net current assets of discontinued operations                    --           105,739
                                                            ------------    ------------

                Total current assets                           7,280,231       5,118,885
                                                            ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                               6,225,817       5,210,607
   Furniture, fixtures and leasehold improvements                777,419         724,717
   Vehicles                                                         --            29,059
                                                            ------------    ------------

                                                               7,003,236       5,964,383
   Less accumulated depreciation and amortization             (2,109,736)       (510,307)
                                                            ------------    ------------

                Net property and equipment                     4,893,500       5,454,076
                                                            ------------    ------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion
                                                               8,136,841            --
                                                            ------------    ------------

GOODWILL, net of accumulated amortization of $76,699           1,441,459            --
                                                            ------------    ------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC
                                                                 810,215            --
                                                            ------------    ------------

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS
                                                                    --           709,063
                                                            ------------    ------------

OTHER ASSETS                                                   1,458,500          38,636
                                                            ------------    ------------

                                                            $ 24,020,746    $ 11,320,660
                                                            ============    ============


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                          AS OF JUNE 30, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   1998            1997
                                                                               ------------    ------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                $  1,006,906    $       --
   Note payable                                                                     100,000            --
   Accounts payable                                                               1,458,598       1,086,474
   Accrued rental payments for vacated facilities                                   544,014            --
   Other accrued liabilities                                                        531,400         408,103
                                                                               ------------    ------------

                Total current liabilities                                         3,640,918       1,494,577
                                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                 1,384,132            --
                                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 7 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares authorized, no shares
     issued                                                                            --              --
   Common stock, $.0001 par value; 20,000,000 shares authorized, 8,268,489 and 8,560,932 shares outstanding, respectively
                                                                                        827             856
   Additional paid-in capital                                                    31,196,354      23,272,606
   Warrants outstanding                                                           2,519,106            --
   Receivable to be settled through the repurchase of common shares by the
     Company                                                                       (148,576)           --
   Accumulated deficit                                                          (14,572,015)    (13,447,379)
                                                                               ------------    ------------

                Total stockholders' equity                                       18,995,696       9,826,083
                                                                               ------------    ------------

                                                                               $ 24,020,746    $ 11,320,660
                                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                1998           1997           1996
                                                            -----------    -----------    -----------
NET SALES                                                   $   803,011    $     8,812    $      --

COST OF SALES                                                   745,871            492           --
                                                            -----------    -----------    -----------

                Gross margin                                     57,140          8,320           --
                                                            -----------    -----------    -----------

OPERATING EXPENSES:
   General and administrative                                 4,092,737      1,400,916        685,528
   Depreciation and amortization                              1,545,090        398,066         86,828
   Research and development                                   1,432,006      3,966,185      1,478,890
   Selling                                                    1,290,012      1,897,665           --
   Compensation expense related to issuance of options by
     principal stockholder                                         --             --        1,484,375
                                                            -----------    -----------    -----------

                Total operating expenses                      8,359,845      7,662,832      3,735,621
                                                            -----------    -----------    -----------

OPERATING LOSS                                               (8,302,705)    (7,654,512)    (3,735,621)
                                                            -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest and other income                                    178,354        496,365         95,408
   Interest expense                                            (157,616)          (704)       (38,199)
                                                            -----------    -----------    -----------

                Net other income                                 20,738        495,661         57,209
                                                            -----------    -----------    -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                             (8,281,967)    (7,158,851)    (3,678,412)

INCOME TAX BENEFIT                                            2,684,000           --           91,999
                                                            -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS                              (5,597,967)    (7,158,851)    (3,586,413)
                                                            -----------    -----------    -----------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                1998           1997           1996
                                                             -----------    -----------    -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct
     mail  advertising  operations, net of income tax
     provision of $66,827, $180,263 and $91,999,
     respectively                                            $   111,377    $   300,438    $   153,332

   Gain on sale of direct mail advertising operations, net
     of income tax provision of $2,636,831                     4,394,717           --             --

   Loss from operations of discontinued Internet service
     provider subsidiary, net of income tax benefit of
     $159,404 and $180,263, respectively                        (265,674)    (3,040,643)          --

   Gain on sale of Internet service provider subsidiary,
     net of income tax provision of $139,746                     232,911           --             --
                                                             -----------    -----------    -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                     4,473,331     (2,740,205)       153,332
                                                             -----------    -----------    -----------

NET LOSS                                                     $(1,124,636)   $(9,899,056)   $(3,433,081)
                                                             ===========    ===========    ===========




NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                       $     (0.66)   $     (0.86)   $     (0.61)
                                                             ===========    ===========    ===========

   Income (loss) from discontinued operations:
     Basic and diluted                                       $      0.53    $     (0.33)   $      0.03
                                                             ===========    ===========    ===========

   Net Loss:
     Basic and diluted                                       $     (0.13)   $     (1.19)   $     (0.58)
                                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                         8,422,345      8,309,467      5,917,491
                                                             ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                                              Additional
                                                                  Common Stock                  Paid-in         Warrants
                                                            Shares            Amount            Capital        Outstanding
                                                          -----------       -----------       -----------       ---------
BALANCE, June 30, 1995                                      5,539,953       $       554       $ 1,187,913       $    --

Issuance of common stock for cash, net of offering
   costs of $1,524,538                                      1,992,179               199        13,914,650            --

Stock subscriptions, net of commissions of $166,238           214,500                21         1,496,116            --

Exercise of stock warrants                                    321,775                32         2,493,724            --

Issuance of options by principal stockholder                     --                --           1,484,375            --

Exercise of stock options                                      17,000                 2             8,498            --

Net loss                                                         --                --                --              --
                                                          -----------       -----------       -----------       ---------

BALANCE, June 30, 1996                                      8,085,407               808        20,585,276            --

Exercise of stock options                                     102,400                10            78,405            --

Collection of stock subscriptions receivable                     --                --                --              --

Exercise of stock warrants                                     36,125                 4           279,965            --

Issuance of common stock to purchase computer
   software                                                    12,000                 1            95,999            --

Issuance of common stock to acquire Sisna                     325,000                33         2,232,961            --

Net loss                                                         --                --                --              --
                                                          -----------       -----------       -----------       ---------

BALANCE, June 30, 1997                                      8,560,932               856        23,272,606            --
                                                          -----------       -----------       -----------       ---------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                             Stock
                                                       Receivable To Be   Subscriptions        Accumulated
                                                       Settled In Stock    Receivable            Deficit
                                                         -----------      ------------         ------------
BALANCE, June 30, 1995                                    $    --         $       --          $   (115,242)

Issuance of common stock for cash, net of offering
   costs of $1,524,538                                         --                 --                  --

Stock subscriptions, net of commissions of $166,238            --           (1,496,137)               --

Exercise of stock warrants                                     --                 --                  --

Issuance of options by principal stockholder                   --                 --                  --

Exercise of stock options                                      --                 --                  --

Net loss                                                       --                 --            (3,433,081)
                                                          ---------       ------------        ------------

BALANCE, June 30, 1996                                         --           (1,496,137)         (3,548,323)

Exercise of stock options                                      --                 --                  --

Collection of stock subscriptions receivable                   --            1,496,137                --

Exercise of stock warrants                                     --                 --                  --

Issuance of common stock to purchase computer
   software                                                    --                 --                  --

Issuance of common stock to acquire Sisna                      --                 --                  --

Net loss                                                       --                 --            (9,899,056)
                                                          ---------       ------------        ------------

BALANCE, June 30, 1997                                         --                 --           (13,447,379)
                                                          ---------       ------------        ------------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                                                  Additional
                                                                    Common Stock                    Paid-in              Warrants
                                                             Shares              Amount             Capital            Outstanding
                                                          ------------        ------------        ------------        ------------
BALANCE, June 30, 1997                                       8,560,932        $        856        $ 23,272,606        $       --

Exercise of stock options                                      424,815                  42             539,093                --

Acquisition of shares in cashless exercise of stock               --
   options                                                    (132,822)                (13)           (488,329)               --

Issuance of common stock for compensation                       20,000                   2              61,248                --

Compensation expense recorded in connection with
   grant of stock options                                         --                  --               343,750                --

Issuance of common stock to acquire Books Now, Inc.               --                  --                  --                  --


Issuance of common stock to acquire WeatherLabs,
   Inc                                                         253,260                  26             762,478                --
Issuance of common stock and warrants in connection               --
   with AOL agreement                                          955,414                  96           8,329,920           2,519,106

Purchase of common stock from officers for cash             (1,866,110)               (187)         (1,699,813)               --

Reacquisition and retirement of common stock in
   connection with sale of Sisna                               (35,000)                 (4)           (141,090)               --

Reacquisition of common stock issued to purchase
   computer software                                           (12,000)                 (1)            (95,999)               --

Receivable to be settled through the repurchase of
   common shares by the Company                                   --                  --                  --                  --

Net loss                                                          --                  --                  --                  --
                                                          ------------        ------------        ------------        ------------

BALANCE, June 30, 1998                                       8,268,489        $        827        $ 31,196,354        $  2,519,106
                                                          ============        ============        ============        ============


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                              Stock
                                                       Receivable To Be   Subscriptions      Accumulated
                                                       Settled In Stock     Receivable         Deficit
                                                       ---------------- ----------------- ----------------
BALANCE, June 30, 1997                                  $       --          $       --         $(13,447,379)

Exercise of stock options                                       --                  --                 --

Acquisition of shares in cashless exercise of stock
   options                                                      --                  --                 --

Issuance of common stock for compensation                       --                  --                 --

Compensation expense recorded in connection with
   grant of stock options                                       --                  --                 --

Issuance of common stock to acquire Books Now, Inc.
                                                             100,000                  10            312,490

Issuance of common stock to acquire WeatherLabs,
   Inc                                                          --                  --                 --

Issuance of common stock and warrants in connection
   with AOL agreement                                           --                                     --

Purchase of common stock from officers for cash                 --                  --                 --

Reacquisition and retirement of common stock in
   connection with sale of Sisna                                --                  --                 --

Reacquisition of common stock issued to purchase
   computer software                                            --                  --                 --

Receivable to be settled through the repurchase of
   common shares by the Company                             (148,576)               --                 --

Net loss                                                        --                  --           (1,124,636)
                                                        ------------        ------------       ------------
BALANCE, June 30, 1998                                  $   (148,576)       $       --         $(14,572,015)
                                                        ============        ============       ============


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash

                                                                                1998           1997           1996
                                                                            ------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(1,124,636)   $(9,899,056)   $(3,433,081)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Gains on sales of direct mail and Internet service operations         (7,404,205)          --             --
       Depreciation and amortization                                          1,545,090        398,066         86,828
       Provision for reserve against CommTouch Ltd. investment                  375,000           --             --
       Compensation expense related to issuance of stock options                343,750           --        1,484,375
       Issuance of common stock as compensation                                  61,250           --             --
       Compensation expense related to cashless exercise of stock options
                                                                                 18,375           --             --
       Loss on disposition of equipment                                          11,196           --             --
       Expense purchased research and development                                  --        2,232,961           --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                           101,653          8,206         (8,206)
            Inventory                                                               836           --             --
            AOL anchor tenant placement costs                                  (525,000)          --             --
            Prepaid expenses and other current assets                          (520,737)       (74,742)         2,042
            Net current assets of discontinued operations                          --          182,041       (178,964)
            Other assets                                                        (13,360)       (38,636)        84,570
            Accounts payable                                                    446,168        588,899        443,813
            Accrued liabilities                                                 306,650        267,601        133,056
                                                                            -----------    -----------    -----------

                Net cash used in operating activities                        (6,377,970)    (6,334,660)    (1,385,567)
                                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (794,344)    (3,188,360)    (2,589,212)
   Net proceeds from the sale of direct mail advertising operations           6,857,300           --             --
   Proceeds from sale of equipment                                               20,938           --             --
   Increase in receivable from Digital Courier International, Inc.             (810,215)          --             --
   Increase in net long-term assets of discontinued operations                     --         (509,334)       (70,628)
   Cash of discontinued operations                                               13,870           --             --
   Investment in CommTouch, Ltd.                                               (750,000)          --             --
                                                                            -----------    -----------    -----------
               Net cash used in investing activities                          4,537,549     (3,697,694)    (2,659,840)
                                                                            -----------    -----------    -----------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash

                                                                                  1998            1997            1996
                                                                              ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale and lease back of equipment                         $  2,650,000    $       --      $        --
                                                                              ------------    ------------    ------------
   Net proceeds from issuance of common stock and other contributed capital
                                                                                    32,417         358,418      16,417,105
   Collection of receivables from sale of common stock                                --         1,496,137         719,000
   Proceeds from borrowings                                                         86,000            --            29,701
   Purchase of common stock from officers                                       (1,700,000)           --              --
   Principal payments on capital lease obligation                                 (690,183)           --              --
   Principal payments on borrowings                                               (264,493)        (43,201)           --
                                                                              ------------    ------------    ------------

                Net cash provided by financing activities                          113,741       1,811,354      17,165,806
                                                                              ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                 (1,726,680)     (8,221,000)     13,120,399
CASH AT BEGINNING OF YEAR                                                        4,938,404      13,159,404          39,005
                                                                              ------------    ------------    ------------
CASH AT END OF YEAR                                                           $  3,211,724    $  4,938,404    $ 13,159,404
                                                                              ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                     $    157,616    $      9,495    $     56,942


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

Effective March 17, 1998, Holding entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). Pursuant to the Exchange Agreement, Holding agreed to issue 4,659,080 shares of its common stock to the shareholders of DCII. The acquisition and the changing of Holding's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of Holding on September 16, 1998. The acquisition of DCII will be accounted for as a purchase. Approximately $3,700,000 of the total purchase price of approximately $14,000,000 will be allocated to in process research and development and will be expensed in the first quarter of fiscal year 1999. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $810,215 as of June 30, 1998 and is reflected as a noncurrent receivable in the accompanying June 30, 1998 consolidated balance sheet.

DCII is a Java-based Internet and wireless communications software development company originally incorporated on July 23, 1996. For the year ended December 31, 1997, DCII had no revenues.

On January 8, 1997, the Company acquired all of the outstanding shares of common stock of Sisna, Inc. ("Sisna"). In January 1998, the Company acquired all of the outstanding shares of common stock of Books Now, Inc. ("Books Now") and in May 1998 acquired all of the outstanding common stock of WeatherLabs Technologies,

Inc. ("WeatherLabs"). The acquisitions of Sisna, Books Now and WeatherLabs have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions. Additionally, in March 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the shares of common stock of Sisna acquired in January 1997 back to Sisna's former major shareholder (see Note 3 for pro forma information). The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations and Sisna's Internet service operations as discontinued operations.

On July 15, 1998, the Company signed an agreement to sell a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets relate primarily to the national Internet-based network of local television stations (see Note 12).

DCTI, WeatherLabs, Books Now, WorldNow, Printing and Sisna are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Restatement of Amounts Previously Reported

Subsequent to the Company filing its Annual Report on Form 10-K for the year ended June 30, 1998 with the Securities and Exchange Commission ("SEC"), the Company restated certain amounts previously reported for fiscal years 1998 and 1997. The changes have been made in response to SEC comments on the Company's method for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now and WeatherLabs (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125 and increased the WeatherLabs purchase price by $53,375. In addition, the Company had previously expensed $675,000 of direct response advertising related to the AOL Agreement (see Note 4) as paid because the amount paid was nonrefundable and the Company had no experience on which to evaluate the effectiveness of the direct response advertising. The restated amount of direct expense advertising will be expensed as the advertising services are received. The impacts of the restatement on loss from continuing operations and net loss are as follows:

                                            Previously                        Previously
                                             Reported         Restated         Reported         Restated
                                          -------------------------------- ---------------------------------

----------------------------------------- -------------------------------- ---------------------------------
                Year Ended June 30,                    1998                              1997
----------------------------------------- -------------------------------- ---------------------------------
Loss from continuing operations            $(6,264,265)     $(5,597,967)    $(7,158,851)      $(7,158,851)
Net loss                                   $(1,790,934)     $(1,124,636)    $(9,340,816)      $(9,899,056)
Diluted loss per share:
  Loss from continuing operations               $(0.74)          $(0.66)         $(0.86)           $(0.86)
  Net loss                                      $(0.21)          $(0.13)         $(1.12)           $(1.19)

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

In fiscal 1994, the Company began developing an advertiser funded national Internet service ("WorldNow Online") which was launched in the last quarter of fiscal year 1997. The Company's strategy for WorldNow Online included the creation of a national Internet-based network of local television stations. WorldNow would provide free web hosting, web maintenance and other Internet features, including national content and advertising, to the television stations. In return, the stations would provide local content, ranging from news, weather and sports, to entertainment, recreational and cultural events, as well as free television advertising and promotions in order to drive local users of the Internet to the WorldNow site. Both WorldNow and the stations' revenues would be derived from local and national advertising as well as related commerce conducted via the Internet. WorldNow went online in June 1997, and began generating minimal advertising revenues in August 1997. In July 1998, the Company agreed to sell certain assets related to the national Internet-based network of local television stations (see Note 12).

As discussed above, the Company has recently acquired Books Now, WeatherLabs and DCII. The Company's strategy is to be an Internet services company and engage in e-commerce and provide Internet content development, packaging and distribution for Internet portals and websites. In addition to e-commerce and web hosting from its data center, the Company is creating virtual content and commerce products that can be branded and used by existing Internet portals, websites and Internet communities. Its main product offerings are Videos Now(TM), WeatherLabs(TM) and Books Now(TM).

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

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,377,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company has a tangible working capital deficit of $272,968. None of the Company's continuing operations are generating positive cash flows.

Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans in regard to these matters include pursuing various potential funding sources. In October 1998, the Company borrowed $1,200,000 from a group of individual lenders. The loan bears interest at 24 percent, is secured by certain receivables due to the Company, and is due October 22, 1999. In November 1998, the Company raised $1,800,000 through the sale of 400,000 shares of common stock and warrants to purchase 400,000 shares of common stock at an initial price $5.53 per share to The Brown Simpson Strategic Growth Funds (the "Purchasers"). On December 2, 1998, the Company raised an additional $1,800,000 by selling 400,000 shares of common stock and warrants to purchase 400,000 shares of common stock at an initial price of $9.49 per share to the Purchasers. In March 1999, the Company raised an additional $3,600,000 through the sale of Series A Convertible Preferred Stock and warrants to purchase common stock to the Purchasers. The Purchasers acquired 360 shares of the preferred stock convertible into 800,000 shares of common stock and warrants to purchase an additional 800,000 shares of common stock at an initial price of $5.23 per share. Additionally, in connection with the above transactions, the Purchasers have agreed to purchase 1,600,000 additional units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, if certain conditions are met. A condition to the sale of the additional units is that the closing bid price of the Company's common stock be more than $7 per share for 30 consecutive days. Management is actively pursuing other alternatives until such time as market conditions are more favorable to obtaining additional equity financing. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

Other Assets

As of June 30, 1998 and 1997, other assets consist of the following:

                                                                   1998         1997
                                                                ----------   ----------
Noncurrent receivable from Focus Direct (see Note 3)            $  700,000   $     --
Investment in CommTouch preferred stock (see below)                375,000         --
Security deposit under capital lease arrangement (see Note 7)
                                                                   250,000         --
Deposits and other                                                 133,500       38,636
                                                                ----------   ----------

                                                                $1,458,500   $   38,636
                                                                ==========   ==========

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

Accounting for Impairment of Long-Lived Assets

The Company accounts for its property and equipment, AOL anchor tenant placement costs and other long lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. As discussed above, as of June 30, 1998 the Company determined that its investment in CommTouch was partially impaired.

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

Options to purchase 1,445,000, 1,424,815, and 1,072,215 shares of common stock at weighted average exercise prices of $3.82, $5.36, and $4.63 per share as of June 30, 1998, 1997, and 1996, respectively, and warrants to purchase 656,942, 20,000, and 56,125 shares of common stock at weighted average exercise prices of $9.37, $7.75 and $7.75 per share as of June 30, 1998, 1997 and 1996, respectively, were not included in the computation of Diluted EPS. The inclusion of the options and warrants would have been antidilutive, thereby decreasing net loss per common share. As of June 30, 1998, the Company has agreed to issue up to an additional 1,048,940 shares of common stock in connection with the acquisitions of Books Now and WeatherLabs (see Note 3). The issuance of the shares is contingent on the achievement of certain performance criteria and/or the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of Diluted EPS.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During the year ended June 30, 1998, the Company issued 955,414 shares of common stock and warrants to purchase 318,471 shares of common stock to America OnLine, Inc. ("AOL") in connection with an Interactive Marketing Agreement. The common shares issued were recorded at their fair value of $8,330,016 and the warrants were recorded at their fair value of $2,519,106 with the offset being recorded as AOL anchor tenant placement costs (see Note 4). In addition, the Company acquired the common stock of Books Now and WeatherLabs in exchange for 100,000 and 253,260 shares of common stock, respectively (see Note 3).

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components and SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. Both statements are effective for financial statements issued for periods beginning after December 15, 1997, accordingly, the Company will adopt SFAS No. 130 and SFAS No. 131 in its fiscal year 1999 consolidated financial statements. Management believes the adoption of SFAS Nos. 130 and 131 will not have a material impact on the consolidated financial statements.

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

The acquisition has been accounted for as a purchase and the operations of Books Now are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price (as restated, see Note 1) has been determined based on the quoted market price of the Company's common stock on the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $616,764 has been recorded as goodwill and is being amortized over a period of five years.

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

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying consolidated financial statements since the date of acquisition. The purchase price (as restated, see Note 1) has been determined based on the quoted market price of the Company's common stock on the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $901,394 has been recorded as goodwill and is being amortized over a period of five years.

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the years ended June 30, 1998 and 1997 (assuming the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1996) are as follows:

                                                          1998           1997
                                                     -------------   -----------
         Revenues                                    $  1,171,200    $  368,802
         Loss from continuing operations               (6,344,701)   (7,600,932)
         Loss from continuing operations per share         (0.73)         (0.88)


Sisna, Inc.

On January 8, 1997, the Company completed the acquisition of Sisna pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, Holding issued 325,000 shares of restricted common stock in exchange for all of the issued and outstanding shares of Sisna. The acquisition was accounted for as a purchase. The purchase price (as restated, see Note 1) has been determined based on the quoted market price of the Company's common stock on the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets less liabilities assumed was $2,232,961, which was allocated to purchased research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

In March 1998, the Company sold the operations of Sisna back to Sisna's former major shareholder, who was a director of the Company, in exchange for 35,000 shares of the Company's common stock with a quoted market value of approximately $141,000. The purchaser of Sisna received tangible assets with carrying values of approximately $55,000 of accounts receivable, $35,000 of prepaid expenses, $48,000 of computer and office equipment, and $10,000 of other assets and assumed liabilities with carrying values of approximately $33,000 of accounts payable, $102,000 of notes payable, and $244,000 of other accrued liabilities resulting in a pretax gain on the sale of $372,657.

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

(4) INTERACTIVE MARKETING AGREEMENT WITH AMERICA ONLINE, INC.

On June 1, 1998, the Company entered into an interactive marketing agreement with AOL for an initial term of 39 months (the "Agreement"). Under the Agreement, the Company agreed to pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the "Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Company agreed to make cash payments to AOL of $1,200,000 upon execution of the agreement in June 1998, $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and
$2,800,000 prior to January 1, 2000. The initial $1,200,000 payment was not actually made until July 6, 1998. During the term of the Agreement, AOL agreed to deliver 500 million impressions to the Company's Videos Now site. The Performance Warrant vests quarterly over the term of the agreement as the specified quarterly impressions are delivered by AOL. During the second through fifth quarters of the Agreement AOL agreed to deliver at least 25 million impressions each quarter and during the sixth through thirteenth quarters AOL agreed to deliver at least 50 million impressions each quarter.

The agreement included an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").

The original $12,000,000 of cash payments and the estimated fair market value of the Performance Warrant, to be determined as the warrant vests, will be accounted for as follows: (i) the estimated fair market value of the permanent anchor tenant placements on the AOL Network of $1,750,000 per year, or approximately $5,250,000 in total, will be charged to expense ratably over the period from the launch of the Company's interactive site, which occurred in November 1998, through the term of the agreement; and (ii) the remaining amount will be treated as advertising costs and will be expensed as the advertising services are received (as restated, see Note 1). The estimated fair market value of the permanent anchor tenant placements on the AOL Network was determined based on information obtained from AOL as to the amounts paid by other companies to AOL for comparable placements.

The fair market value of the common shares issued of $8,330,016 and the estimated fair market value of the Option Warrant of $2,519,106 represent the value of the permanent anchor tenant placements on AOL.com (a separate and distinct website from the AOL Network) and will be charged to expense ratably over the period from the launch of the Company's interactive site on AOL.com, which occurred in November 1998, through the term of the agreement. As of June 30, 1998, the initial $1,200,000 payment obligation was allocated $525,000 to AOL anchor tenant placement costs and $675,000 to prepaid advertising expense. The fair market value of the common stock issued and the Option Warrant was recorded as AOL anchor tenant placement costs in the accompanying consolidated financial statements.

Effective January 1, 1999, the Company and AOL amended the Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or before January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Agreement. On February 1, 1999, the Company and AOL entered into a second amendment, under which AOL agreed to return to the Company the warrants to purchase 636,942 shares of common stock and 601,610 of the 955,414 shares of common stock previously issued to AOL under the Agreement. All advertising was ceased immediately; however, the Company continues to have a permanent location or "button" on AOL's shopping channel until August 31, 1999.

As a result of the amendments to the Agreement, the Company determined that the AOL anchor tenant placement costs, less the value of the permanent location on the AOL shopping channel of $139,206, should be written off as of December 31, 1998. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the Agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 as of December 31, 1998 related to the AOL Agreement.


(5) NOTE PAYABLE

As of June 30, 1998, the Company has a note payable to an unrelated individual in the amount of $100,000. The note was assumed in the acquisition of WeatherLabs. The note is unsecured, bears interest at eight percent and is due on demand.

(6) INCOME TAXES

The components of the net deferred income tax assets as of June 30, 1998 and 1997 are as follows:

                                                      1998           1997
                                                   -----------    -----------
Net operating loss carryforwards                   $ 3,341,000    $ 3,464,800
Accrued liabilities                                    271,400         83,400
Receivable reserves and other                          162,000         22,000
                                                   -----------    -----------

                Total deferred income tax assets     3,777,400      3,570,200

Valuation allowance                                 (3,777,400)    (3,570,200)
                                                   -----------    -----------
                Net deferred income tax asset      $      --      $      --
                                                   ===========    ===========

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

The Company assumed certain minor capital lease obligations related to equipment as a result of the acquisitions of Books Now and WeatherLabs. The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 1998 are as follows, net of sublease rentals:

                                                                                 Operating Leases
                                               Minimum       ------------------------------------------------------
                                               Capital           Minimum           Deduct              Net
                                                Lease             Lease           Sublease            Rental
             Year ending June 30,              Payments          Rentals          Rentals          Commitments
------------------------------------------ ----------------- ---------------- ----------------- -------------------
                    1999                   $   1,155,481      $      537,293   $      188,617    $      348,676
                    2000                       1,150,872             475,109          267,166           207,943
                    2001                         301,321             293,791          198,044            95,747
                    2002                          13,763             120,478           99,122            21,356
                    2003                           5,220                   -                -                 -
                                           ----------------- ---------------- ----------------- -------------------

Total minimum lease payments                   2,626,657      $    1,426,671   $      752,949    $      673,722
                                                             ================ ================= ===================
Less amount representing interest               (235,619)
                                           -----------------
Present value of net minimum lease
   payments, including current
   maturities of $1,006,906                 $  2,391,038
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

In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner will receive severance payments equal to one year's salary of $81,000 and the Company will issue 205,182 shares of common stock to the former shareholders of Books Now. The additional shares had a value of $1,051,558 based on the quoted market price on the date of the severance agreement. Because the operations of Books Now were not achieving the performance goals pursuant to the purchase agreement, the severance payments and the value of the common shares were expensed at the date of the severance agreement.

The Company is the subject of certain other legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company


(8) CAPITAL TRANSACTIONS

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

As  discussed  in Note 1,  subsequent  to June 30,  1998 the  Company has issued
800,000 shares of common stock in exchange for $3,600,000 and has issued 360 shares of Series A Convertible Preferred Stock in exchange for $3,600,000. The 360 Series A preferred shares are convertible into 800,000 shares of common stock. In connection with the above transactions, the Company also issued warrants to purchase up to 1,600,000 shares of common stock at various prices per share.

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

                                                   Options Outstanding
                                            Number of           Option Price
                                              Shares              Per Share
                                        ------------------- -------------------
    Balance at June 30, 1995                   150,592        $        0.25
      Granted                                  470,000            5.00-9.00
                                        ------------------- -------------------
    Balance at June 30, 1996                   620,592            0.25-9.00
      Granted                                   65,000                 3.25
      Expired or cancelled                    (100,000)                5.00
                                        ------------------- -------------------
    Balance at June 30, 1997                   585,592            0.25-9.00
      Granted                                  365,000            2.75-5.00
      Expired or cancelled                    (305,000)           3.25-7.75
      Exercised                               (150,592)                0.25
                                        ------------------- -------------------
    Balance at June 30, 1998                   495,000        $   2.75-9.00
                                        =================== ===================


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

The Option Plan provides for the issuance of a maximum of 2,500,000 shares of common stock. The Option Plan is administered by the Board of Directors who designate option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisable for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 1998, 1997 and 1996 under the Option Plan.

                                                  Options Outstanding
                                            Number of          Option Price
                                             Shares             Per Share
                                       ------------------- --------------------

      Balance at June 30, 1995                634,946          $ 0.50-1.00
        Granted                               175,000                 7.75
        Expired or canceled                  (341,323)           0.50-1.00
        Exercised                             (17,000)                0.50
                                       ------------------- --------------------

      Balance at June 30, 1996                451,623            0.50-7.75
        Granted                               510,000            3.25-9.00
        Expired or canceled                   (20,000)           0.50-5.00
        Exercised                            (102,400)           0.50-1.00
                                       ------------------- --------------------

      Balance at June 30, 1997                839,223            0.50-9.00
        Granted                               635,000            2.75-7.75
        Expired or canceled                  (250,000)           0.50-7.25
        Exercised                            (274,223)           0.50-3.38

      Balance at June 30, 1996                950,000            2.75-9.00
                                       =================== ====================

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

                                                  1998               1997               1996
                                          ------------------ ------------------ ------------------
         Net loss:
           As reported                    $     (1,124,636)  $     (9,899,056)  $    (3,433,081)
           Pro forma                            (4,229,002)       (10,936,543)       (3,926,658)
         Net loss per share (basic and
         diluted):
           As reported                               (0.13)             (1.19)            (0.58)
           Pro forma                                 (0.50)             (1.32)            (0.66)

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

(12) SUBSEQUENT EVENT

Agreement to Sell Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets related primarily to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out payments of up to $500,000. The earn-out payments are based upon ten percent of monthly revenues actually received by the buyer in excess of $100,000 and are to be paid quarterly. The purchaser acquired tangible assets of approximately $100,000 and assumed no liabilities. The operations of WorldNow have been reflected in the accompanying consolidated financial statements in loss from continuing operations.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DIGITAL COURIER TECHNOLOGIES, INC.


Dated: May 5, 1999                By /s/ James A. Egide
                                    --------------------------------------
                                     James A. Egide, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                 Date
---------                     -----                                 ----




/s/ James A. Egide            Director and Chairman                 May 5, 1999
--------------------------      of the Board
James A. Egide




/s/ Raymond J. Pittman        Director and Chief                    May 5, 1999
--------------------------      Operating Officer
Raymond J. Pittman




/s/ Mitchell L. Edwards       Director, Executive Vice President,   May 5, 1999
--------------------------      and Chief Financial Officer
Mitchell L. Edwards




--------------------------    Director                              May  , 1999
Glen Hartman




--------------------------    Director                              May  , 1999
Kenneth Woolley




/s/ Michael D. Bard           Controller                            May 5, 1999
--------------------------
Michael D. Bard