Form 10-Q/A
period 1998-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-05-06
CIK 774055

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

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       ------------------   ------------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
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

                                 (435) 655-3617
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes       X       No
                                        -------------   -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has only one class of stock issued and outstanding which is Common Stock with $.0001 par value. As of November 10, 1998, 13,349,210 shares were issued and outstanding.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                                   (Unaudited)

                                     ASSETS
                                                                     September 30,     June 30,
                                                                         1998            1998
                                                                     ------------    ------------
CURRENT ASSETS:
   Cash                                                              $     36,899    $  3,211,724
   Trade accounts receivable                                               28,888          16,459
   Receivable from Focus Direct, Inc.                                     700,000            --
   Receivable from Gannaway, Inc.                                         378,172            --
   Inventory                                                               28,518          21,046
   Current portion of AOL anchor tenant placement costs                 3,237,281       3,237,281
   Prepaid expenses and other current assets                            2,217,295         793,721
                                                                     ------------    ------------

                Total current assets                                    6,627,053       7,280,231
                                                                     ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                        6,580,827       6,225,817
   Furniture, fixtures and leasehold improvements                         752,419         777,419
                                                                     ------------    ------------

                                                                        7,333,246       7,003,236
   Less accumulated depreciation and amortization                      (2,530,827)     (2,109,736)
                                                                     ------------    ------------

                Net property and equipment                              4,802,419       4,893,500
                                                                     ------------    ------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion
                                                                        8,136,841       8,136,841
                                                                     ------------    ------------

GOODWILL, net of accumulated amortization of $342,634 and $76,699,
   respectively                                                        13,090,572       1,441,459
                                                                     ------------    ------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC
                                                                             --           810,215
                                                                     ------------    ------------

OTHER ASSETS                                                              773,075       1,458,500
                                                                     ------------    ------------

                                                                     $ 33,429,960    $ 24,020,746
                                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               September 30,     June 30,
                                                                                   1998            1998
                                                                               ------------    ------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                $    998,069    $  1,006,906
   Note payable                                                                     100,000         100,000
   Accounts payable                                                               1,046,369       1,458,598
   Accrued rental payments for vacated facilities                                   426,924         544,014
   Other accrued liabilities                                                        556,478         531,400
                                                                               ------------    ------------

                Total current liabilities                                         3,127,840       3,640,918
                                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                 1,150,110       1,384,132
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares authorized, no shares
     issued                                                                            --              --
   Common stock, $.0001 par value; 20,000,000 shares authorized, 13,099,085 and 8,268,489 shares
        outstanding, respectively                                                     1,310             827
   Additional paid-in capital                                                    45,597,765      31,196,354
   Warrants outstanding                                                           3,406,106       2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                                  (148,576)       (148,576)
   Stock subscription receivable                                                    (12,000)           --
   Accumulated deficit                                                          (19,692,595)    (14,572,015)
                                                                               ------------    ------------

                Total stockholders' equity                                       29,152,010      18,995,696
                                                                               ------------    ------------

                                                                               $ 33,429,960    $ 24,020,746
                                                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                      (As Restated)
                                                      -----------   -----------
                                                         1998          1997
                                                      -----------   -----------
NET SALES                                             $   319,352   $    17,545

COST OF SALES                                             179,881         5,459
                                                      -----------   -----------

                Gross margin                              139,471        12,086
                                                      -----------   -----------

OPERATING EXPENSES:
   Write off of in-process research and development     3,700,000          --
   Depreciation and amortization                          695,728       385,904
   General and administrative                             594,761       548,659
   Selling                                                531,576       642,006
   Research and development                                38,670       473,350
                                                      -----------   -----------

                Total operating expenses                5,560,735     2,049,919
                                                      -----------   -----------

OPERATING LOSS                                         (5,421,264)   (2,037,833)
                                                      -----------   -----------

OTHER INCOME (EXPENSE):
   Interest and other income                                9,894        61,086
   Gain on sale of WorldNow assets                        333,245          --
   Interest expense                                       (42,455)          (23)
                                                      -----------   -----------

                Other income, net                         300,684        61,063
                                                      -----------   -----------

LOSS FROM CONTINUING OPERATIONS                        (5,120,580)   (1,976,770)
                                                      -----------   -----------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                    (As Restated)
                                                                    ---------------   -----------
                                                                         1998             1997
                                                                    ---------------   -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $41,459             $          --     $    69,099
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $41,459                          --         (79,972)
                                                                    ---------------   -----------
                                                                               --         (10,873)
(LOSS) FROM DISCONTINUED OPERATIONS
                                                                    ---------------   -----------

NET LOSS                                                            $    (5,120,580)  $(1,987,643)
                                                                    ===============   ===========


NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                              $         (0.56)  $     (0.23)
                                                                    ===============   ===========

   Loss from discontinued operations:
     Basic and diluted                                              $          --     $      --
                                                                    ===============   ===========

   Net loss:
     Basic and diluted                                              $         (0.56)  $     (0.23)
                                                                    ===============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                    9,191,351     8,560,932
                                                                    ===============   ===========


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                               (As Restated)
                                                                               -----------    -----------
                                                                                   1998           1997
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(5,120,580)   $(1,987,643)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development                 3,700,000           --
       Issuance of common stock and warrants in connection with
         @Home agreement                                                         1,110,307           --
       Depreciation and amortization                                               695,728        435,733
       Gain on sale of WorldNow assets                                            (333,245)          --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                              (12,429)        (4,536)
            Inventory                                                               (7,472)          --
            Prepaid expenses and other current assets                           (1,273,573)        13,807
            Net current assets of discontinued operations                             --           79,323
            Other assets                                                             5,925           --
            Accounts payable                                                      (580,724)      (612,040)
            Accrued liabilities                                                   (143,014)      (176,370)
                 Other current liabilities                                            --           75,000
                                                                               -----------    -----------

                Net cash used in operating activities                           (1,959,077)    (2,176,726)
                                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                                (849,203)          --
   Purchase of property and equipment                                             (330,010)      (469,344)
   Net proceeds from sale of WorldNow assets                                        55,074           --
   Increase in investments                                                            --         (750,000)
   Increase in net long-term assets of discontinued operations                        --          252,314
                                                                               -----------    -----------

                Net cash used in investing activities                           (1,124,139)      (967,030)
                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                   151,250           --
   Principal payments on capital lease obligation                                 (242,859)          --
                                                                               -----------    -----------

                Net cash used in financing activities                              (91,609)          --
                                                                               -----------    -----------

NET DECREASE IN CASH                                                            (3,174,825)    (3,143,756)
CASH AT BEGINNING OF PERIOD                                                      3,211,724      4,938,404
                                                                               -----------    -----------

CASH AT END OF PERIOD                                                          $    36,899    $ 1,794,648
                                                                               ===========    ===========


     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                         1998        1997
                                                         ----        ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                 $38,999   $        --






     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of September 30, 1998 and for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended September 30, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported as of September 30, 1998 and June 30, 1998 and for the three months ended September 30, 1998. The Company reevaluated the appraisal of the in process research and development ("IPR&D") associated with the acquisition of Digital Courier International, Inc. ("DCII"). The portion of the purchase price allocated to IPR&D was reduced from $5,600,000 to $3,700,000 (see Note 2). Additionally, changes have been made in response to SEC comments on the Company's method for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now, WeatherLabs and DCII (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125, increased the WeatherLabs purchase price by $53,375 and increased the DCII purchse price by $981,914. In addition, the Company had previously expensed $1,376,307 of advertising related to the @Home Agreement (see Note 4) as paid because the amount paid was nonrefundable and the Company had no experience on which to evaluate the effectiveness of the advertising. The restated amount of prepaid advertising will be expensed as the advertising services are received. As a result of the restatement, loss form continui ng operations and net loss for the three months ended September 30, 1998 decreased from $(8,342,280) to $(5,120,580) or $(0.91) per diluted share to $(0.56) per diluted share.

NOTE 2  - ACQUISITIONS AND DISPOSITIONS


Books Now, Inc.

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now"), a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock valued at $312,500 and an earn-out of up to 262,500 additional common shares. The issuance of the common shares was recorded at their fair market value determined to be the quoted closing price on the date of acquisition.

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

         In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria, both the $81,000 of cash and the $1,051,558 of common stock will be expensed in the three months ending December 31, 1998.


WeatherLabs, Inc.

         On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing, the shareholders of WeatherLabs were issued 253,260 shares of the Company's common valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders are entitled to receive a total of 523,940 additional shares over the next three years subject to changes in the stock price of the Company's common stock, as defined, at the end of each of the Company's next three fiscal years.

         The acquisition was accounted for as a purchase and the results of operations of WeatherLabs are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $901,394 was recorded as goodwill and is being amortized over a period of five years.

Digital Courier International, Inc.

         Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with DCII., a Nevada corporation. Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $14,027,338 to the shareholders of DCII. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition and the changing of the Company's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of the Company on September 16, 1998.

         The acquisition of DCII has been accounted for as a purchase and the results of operations of DCII are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets and contra-equity acquired included $250,000 of equipment, $20,500 of deposits and $12,000 of stock subscriptions receivable. Liabilities assumed consisted of $219,495 of accounts payable and accrued liabilities. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $1,659,418 as of the date of acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets was $15,623,750. Of this amount, $11,923,750 was recorded as goodwill and other intangibles and is being amortized over a period of five years and $3,700,000 was expensed during the three months ended September 30, 1998 as acquired in-process research and development.

         Upon consummation of the DCII acquisition, the Company immediately expensed $3,700,000 representing purchased in-process technology that had not yet reached technological feasibility and has no alternative future use. The in-process projects were focused on the continued development and evolution of internet e-commerce solutions including: netClearing and two virtual store projects (videos and books). The nature of these projects is to provide full service credit card clearing and merchant banking services over the Internet for businesses and financial institutions and to market software to help customers develop virtual stores on the Internet. When completed, the projects will enable the creation of any "virtual store" through a simplified interface.

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

         Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $4,000,000 will be required over the next 12 to 18 months to develop the aforementioned products to commercial viability.

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



Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the three months ended September 30, 1998 and 1997 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and dvelopment of $3,700,000 in connection with the DCII acquisition) are as follows:



                                               Three Month Ended September 30,
                                               -------------------------------
                                                    1998             1997
                                               --------------   --------------

Net sales                                        $   319,352    $   102,977
Loss from continuing operations                   (2,298,495)    (2,181,145)
Loss per share from continuing operations              (0.18)         (0.16)


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

         Options to purchase 1,348,000 and 1,322,380 shares of common stock at weighted average exercise prices of $3.82 and $5.36 per share as of September 30, 1998 and 1997, respectively, and warrants to purchase 656,942 shares of common stock at a weighted average exercise price of $9.37 per share as of September 30, 1998 were not included in the computation of Diluted EPS. The inclusion of the options and warrants would have been antidilutive, thereby decreasing net loss per common share. As of September 30, 1998, the Company has agreed to issue up to an additional 786,440 shares of common stock in connection with the acquisitions of Books Now and WeatherLabs (see Note 2), contingent on the achievement of certain performance criteria and/or the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.


NOTE 4 - CONTENT LICENSE AND DISTRIBUTION AGREEMENT WITH AT
         HOME CORPORATION

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with At Home Corporation ("@Home") for an initial term of

36 months. Under this agreement, the Company has agreed to: (1) pay @Home $800,000 in non-refundable guaranteed cash payments, (2) issue 20,534 shares of the Company's common stock, (3) issue seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares"), and (4) issue warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants"); in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated from the co-branded Weather@Home site which is located within WeatherLabs.

         The Company made a cash payment to @Home of $266,000 upon execution of the agreement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Company issued 20,534 shares of its common stock on the effective date of the agreement. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement are advertising costs and will be expensed as the advertising services are received. As of September 30, 1998, the initial cash payment to @Home of $266,000, the fair market value of the 20,534 shares of common stock of $223,307 and the estimated fair market value of the Warrant Shares of $887,000 have been recorded as prepaid advertising expense and will be expensed as advertising services are provided.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview


         Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") is developing and marketing proprietary electronic commerce software and technologies and online information services for a variety of computer platforms and hand-held computing devices connected to the Internet. The core technology is organized into three product groups which include: a suite of electronic commerce tools for building Internet storefronts designed for retailing a wide variety of consumer and business products; a distributed content publishing software suite that allows businesses to creatively deliver information services across the Internet as well as wireless networks; and a transaction software suite that incorporates a complete Internet payment processing system to streamline credit card transactions over the Internet. The Company utilizes its software suites to host and deliver information services and e-commerce tools to major businesses, Internet portals, and financial institutions on the Internet. The Company also licenses the software. The Company's sophisticated software and technology is currently used by major portals such as Excite, Netscape and America Online, as well as by the Company's own prominent group of Web-sites including www.weatherlabs.com and
www.videosnow.com.                                      -------------------
------------------

         The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business had provided substantially all of the Company's revenues. The direct mail marketing business was sold in March 1998 and its results of operations for the applicable periods in fiscal 1998 are classified as discontinued operations in the accompanying condensed consolidated financial statements.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted fair market value. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations for the applicable periods in fiscal 1998 as discontinued operations

         In January 1998, the Company acquired all of the outstanding stock of Books Now, a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand common shares valued at $312,500 were issued at closing and 262,500 common shares are subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition.

         In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 common shares were issued valued at $762,503, and an additional 523,960 common shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition.

         The acquisition was accounted for as a purchase. The results of operations of WeatherLabs are included in the accompanying financial statements from the date of acquisition.

         The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March

17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $14,027,338. The fair market value of the common shares issued was determined to the quoted market price on the date of acquisition.

This acquisition was accounted for as a purchase. The results of operations of DCII are included in the accompanying financial statements from September 16, 1998, the date of acquisition.


Results of Operations

Three months ended September 30, 1998 compared with three months ended September 30, 1997


Net Sales

         Net sales for the three months ended September 30, 1998 were $319,352 as compared to $17,545 for the three months ended September 30, 1997. Books
Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $255,882 and $63,336 of the net sales for the three months ended September 30, 1998, respectively. WorldNow advertiser and subscriber sales accounted for the net sales $134 during the three months ended September 30, 1998 and all of the net sales during the three month period ended September 30, 1997.


Cost of Sales

         Cost of sales for the three months ended September 30, 1998 were $179,881 or 56.3% of net sales. Cost of sales for the three months ended September 30, 1997 were $5,459 or 31.1% of net sales. The increase in cost of sales as a percent of net sales is due to the change in products and services.


Operating Expenses

         The write off of acquired in-process research and development during the three months ended September 30, 1998 was $3,700,000, which was attributable to the acquisition of DCII (see Note 2 to the financial statements).

         Depreciation and amortization expense increased 80.3% to $695,728 during the three months ended September 30, 1998 from $385,904 during the three months ended September 30, 1997. The increase in depreciation expense was due to
(1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

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

         Selling expense decreased 17.2% to $531,576 during the three months ended September 30, 1998 from $642,006 during the three months ended September 30, 1997. The reduction is selling expense is attributable to the decreased emphasis on the WorldNow Online television activities, offset by selling expenses related to Books Now, WeatherLabs, and Videos Now.

         Research and development expense decreased 91.8% to $38,670 during the three months ended September 30, 1998 from $473,350 during the three months ended September 30, 1997. Research and development expense decreased because of the decreased emphasis on the WorldNow Online television activities.


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

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL will return to us (a) 636,942 warrants to purchase common stock and
(b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but we will continue to have a permanent location or "button" on AOL's Shopping channel until August 31, 1999. We have no further financial obligations to AOL.

         On July 10, 1998, the Company entered into a 36-month content license and distribution agreement with @Home, wherein the Company has agreed to pay @Home $800,000 in cash. The Company made a cash payment to @Home of $266,000 in July 1998, and is scheduled to make payments to @Home of $267,000 in July 1999 and $267,000 in July 2000.

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

         Operating  activities  used  $1,959,077  during the three  months ended

September 30, 1998 compared to $2,176,726 during the three months ended September 30, 1997. The net cash used for operating activities during the three months ended September 30, 1998 was principally attributable to the payments made to AOL of $1,200,000 and @Home of $266,000.

         Cash used in investing activities was $1,124,139 and $967,030 during the three months ended September 30, 1998 and 1997, respectively. During the three months ended September 30, 1998, the Company's investing activities included cash advances for operating activities to DCII of $849,203 and the acquisition of equipment for $330,010, offset by the receipt of $55,074 from the sale of certain WorldNow assets. During the three months ended September 30, 1997, the Company's investing activities included the acquisition of equipment for $469,344, an investment in CommTouch, Ltd of $750,000 and a decrease in the net long-term assets of discontinued operations of $252,314.

         Cash used in financing activities was $91,609 during the three months ended September 30, 1998 as compared to $0 during the three months ended September 30, 1997. The increase in cash used was attributable to the receipt of $151,250 from the exercise of stock options, offset by capital lease obligation repayments of $242,859.

         Management projects that there will not be sufficient cash flows from operating activities during the next 12 months to provide capital for the Company to sustain its operations. As of September 30, 1998, the Company had $36,899 of cash. The Company is currently attempting to obtain additional debt or equity funding. If adequate funding is not available, the Company may be required to revise its plans and reduce future expenditures. The Company has incurred losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,377,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. As of September 30, 1998, the Company has working capital of $261,932 and was scheduled to make substantial payments as described above to AOL and @Home. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all.

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

         Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of the Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants is $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the twenty-two business days ending on such anniversary of the closing. The warrants are callable by the Company if for thirty consecutive trading days, the closing bid price of the Company's common s tock is at least two times the then-current exercise price.

         The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of Series B Convertible Preferred Stock convertible into one share of the Company's common stock and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for thirty consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit will be $7.70. The March Purchase Agreement terminates the commitment for Tranche B Units previously disclosed.

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


                                              DIGITAL COURIER TECHNOLOGIES, INC.



Date:  May 5, 1999                            By /s/ Mitchell L. Edwards
                                                 --------------------------
                                                 Mitchell L. Edwards
                                                 Chief Financial Officer