Form 10-Q/A
period 1998-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-05-06
CIK 774055

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
                                   (Unaudited)

                                     ASSETS

                                                                       December 31,      June 30,
                                                                           1998            1998
                                                                       ------------    ------------
CURRENT ASSETS:
   Cash                                                                $  1,705,621    $  3,211,724
   Trade accounts receivable                                                 47,459          16,459
   Receivable from Focus Direct, Inc.                                       700,000            --
   Receivable from Gannaway, Inc.                                           378,172            --
   Inventory                                                                   --            21,046
   Current portion of AOL anchor tenant placement costs                     139,206       3,237,281
   Prepaid expenses and other current assets                              1,800,276         793,721
                                                                       ------------    ------------

                Total current assets                                      4,770,734       7,280,231
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                          6,237,964       6,225,817
   Furniture, fixtures and leasehold improvements                           923,825         777,419
                                                                       ------------    ------------

                                                                          7,161,789       7,003,236
   Less accumulated depreciation and amortization                        (2,814,422)     (2,109,736)
                                                                       ------------    ------------

                Net property and equipment                                4,347,367       4,893,500
                                                                       ------------    ------------

GOODWILL, net of accumulated amortization of $1,014,730 and $76,699,
   respectively                                                          12,418,476       1,441,459
                                                                       ------------    ------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion
                                                                               --         8,136,841
                                                                       ------------    ------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC
                                                                               --           810,215
                                                                       ------------    ------------

OTHER ASSETS                                                                787,233       1,458,500
                                                                       ------------    ------------

                                                                       $ 22,323,810    $ 24,020,746
                                                                       ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,      June 30,
                                                                                   1998            1998
                                                                               ------------    ------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                $  1,070,645    $  1,006,906
   Note payable                                                                   1,221,828         100,000
   Accounts payable                                                                 340,941       1,458,598
   Accrued rental payments for vacated facilities                                   280,249         544,014
   Other accrued liabilities                                                        575,230         531,400
                                                                               ------------    ------------

                Total current liabilities                                         3,488,893       3,640,918
                                                                               ------------    ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                 1,002,278       1,384,132
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares authorized, no shares
     issued                                                                            --              --
   Common stock, $.0001 par value; 50,000,000  and 20,000,000 shares authorized, respectively, 13,959,211 and 8,268,489 shares outstanding,
     respectively                                                                     1,396             827
   Additional paid-in capital                                                    46,251,486      31,196,354
   Warrants outstanding                                                             887,000       2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                                      --          (148,576)
   Stock subscription receivable                                                    (12,000)           --
   Accumulated deficit                                                          (29,295,243)    (14,572,015)
                                                                               ------------    ------------

                Total stockholders' equity                                       17,832,639      18,995,696
                                                                               ============    ============

                                                                               $ 22,323,810    $ 24,020,746
                                                                               ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                   (As Restated)
                                                   -----------    -----------
                                                       1998           1997
                                                   -----------    -----------

NET SALES                                          $   434,582    $     1,942

COST OF SALES                                          291,930         59,598
                                                   -----------    -----------

                Gross margin (deficit)                 142,652        (57,656)
                                                   -----------    -----------

OPERATING EXPENSES:
   AOL interactive marketing contract costs          5,156,135           --
   Selling                                           1,509,018        336,355
   Depreciation and amortization                     1,126,837        398,817
   General and administrative                          929,235        425,483
   Research and development                            843,996        373,717
                                                   -----------    -----------

                Total operating expenses             9,565,221      1,534,372
                                                   -----------    -----------

OPERATING LOSS                                      (9,422,569)    (1,592,028)
                                                   -----------    -----------

OTHER INCOME (EXPENSE):
   Interest and other income                            16,502         27,597
   Adjustment to gain on sale of WorldNow assets       (25,000)          --
   Loss on dispositions of equipment                   (78,551)          --
   Interest expense                                    (93,030)       (55,186)
                                                   -----------    -----------

                Other expense, net                    (180,079)       (27,589)
                                                   -----------    -----------

LOSS FROM CONTINUING OPERATIONS                     (9,602,648)    (1,619,617)
                                                   -----------    -----------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                    (As Restated)
                                                                    ---------------   -----------
                                                                         1998             1997
                                                                    ---------------   -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $55,696             $          --     $    92,827
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $55,696                          --        (214,834)
                                                                    ---------------   -----------

LOSS FROM DISCONTINUED OPERATIONS                                              --        (122,007)
                                                                    ---------------   -----------

NET LOSS                                                            $    (9,602,648)  $(1,741,624)
                                                                    ===============   ===========




NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                              $         (0.70)  $     (0.19)
                                                                    ===============   ===========

   Loss from discontinued operations:
     Basic and diluted                                              $                 $     (0.01)
                                                                    ===============   ===========

   Net loss:
     Basic and diluted                                              $         (0.70)  $     (0.20)
                                                                    ===============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                   13,745,159     8,605,767
                                                                    ===============   ===========


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                      (As Restated)
                                                      ------------    ------------
                                                          1998             1997
                                                      ------------    ------------
NET SALES                                             $    753,934    $     19,487

COST OF SALES                                              471,811          65,057
                                                      ------------    ------------

                Gross margin (deficit)                     282,123         (45,570)
                                                      ------------    ------------

OPERATING EXPENSES:
   AOL interactive marketing contract costs              5,156,135            --
   Write off of in-process research and development      3,700,000            --
   Selling                                               2,040,594         978,361
   Depreciation and amortization                         1,822,565         784,721
   General and administrative                            1,523,996         974,142
   Research and development                                882,666         847,067
                                                      ------------    ------------

                Total operating expenses                15,125,956       3,584,291
                                                      ------------    ------------

OPERATING LOSS                                         (14,843,833)     (3,629,861)
                                                      ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                                26,396          88,683
   Gain on sale of WorldNow assets                         308,245            --
   Loss on dispositions of equipment                       (78,551)           --
   Interest and other expense                             (135,485)        (55,209)
                                                      ------------    ------------

                Other income, net                          120,605          33,474
                                                      ------------    ------------

LOSS FROM CONTINUING OPERATIONS                        (14,723,228)     (3,596,387)
                                                      ------------    ------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                    (As Restated)
                                                                    ---------------   -----------
                                                                          1998            1997
                                                                    ---------------   -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $97,155             $          --     $   161,926
   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $97,155                          --        (294,806)
                                                                    ---------------   -----------

LOSS FROM DISCONTINUED OPERATIONS                                              --        (132,880)
                                                                    ---------------   -----------

NET LOSS                                                            $   (14,723,228)  $(3,729,267)
                                                                    ===============   ===========




NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                              $         (1.28)  $     (0.42)
                                                                    ===============   ===========

   Loss from discontinued operations:
     Basic and diluted                                              $                 $     (0.01)
                                                                    ===============   ===========

   Net loss:
     Basic and diluted                                              $         (1.28)  $     (0.43)
                                                                    ===============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                   11,468,256     8,605,767
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
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                         (As Restated)
                                                                         ------------    ------------
                                                                             1998             1997
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(14,723,228)   $ (3,729,267)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development            3,700,000            --
       Depreciation and amortization                                        1,822,565         784,721
       Issuance of common stock and warrants in connection with
         @Home agreement                                                    1,110,307            --
       Issuance of common stock for settlement with former
         shareholders of Books Now, Inc.                                    1,051,558            --
       Amortization and write-off of AOL anchor tenant placement costs
                                                                            5,156,135            --
       Gain on sale of WorldNow assets                                       (308,245)           --
       Loss on disposition of equipment                                        78,551          24,106
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                         (31,000)         (1,199)
            Receivable from Gannaway, Inc.                                    (78,172)           --
            Inventory                                                          21,046         (91,999)
            Prepaid expenses and other current assets                      (1,206,678)       (120,673)
            Net current assets of discontinued operations                        --           445,749
            Other assets                                                       (8,235)          7,123
            Accounts payable                                               (1,286,152)       (893,843)
            Accrued liabilities                                                (7,172)       (253,938)
                 Accrued rental payments for vacated facilities              (263,765)           --
                                                                         ------------    ------------

                Net cash used in operating activities                      (4,972,485)     (3,829,220)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                           (849,203)           --
   Purchase of property and equipment                                        (630,475)       (580,246)
   Net cash proceeds from sale of WorldNow assets                             108,246            --
   Increase in investments                                                       --          (750,000)
   Decrease in net long-term assets of discontinued operations                   --           118,602
   Proceeds from sale of equipment                                             72,225          20,938
                                                                         ------------    ------------

                Net cash used in investing activities                      (1,299,207)     (1,190,706)
                                                                         ------------    ------------


See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                    (As Restated)
                                                                    -----------    -----------
                                                                        1998           1997
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                   $ 3,298,000    $      --
   Net proceeds from borrowings                                       1,000,000           --
   Net proceeds from issuance of common stock upon exercise of
     stock options                                                      838,751         22,418
   Net proceeds from sale and lease back of equipment                      --        2,750,000
   Principal payments on capital lease obligations                     (318,115)      (224,689)
   Principal payments on borrowings                                     (53,047)          --
                                                                    -----------    -----------

                Net cash provided by financing activities             4,765,589      2,547,729
                                                                    -----------    -----------

NET DECREASE IN CASH                                                 (1,506,103)    (2,472,197)
CASH AT BEGINNING OF PERIOD                                           3,211,724      4,938,404
                                                                    -----------    -----------

CASH AT END OF PERIOD                                               $ 1,705,621    $ 2,466,207
                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $   131,804    $    55,209


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

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended December 31, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported as of December 31, 1998 and June 30, 1998 and for the three and six months ended
December 31, 1998. Changes have been made in response to SEC comments on the Company's method for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now, WeatherLabs and DCII (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125, increased the WeatherLabs purchse price by $53,375 and increased the DCII purchase price by $981,914. In addition, the Company previously expensed $675,000 of advertising expense related to the AOL Agreement (see Note 6) and $1,376,307 of advertising related to the @Home Agreement (See Note 4) as paid because the amounts paid were nonrefundable and the Company had no experience on which to evaluate the effectiveness of the advertising. The restated amount of prepaid advertising will be expensed as advertising services are received. As a result of the restatement, loss from continuing operations and net loss for the three months ended December 31, 1998 increased from $(8,896,491) to $(9,602,648), or $(0.65)
per share to $(0.70) per share, and decreased from $(15,370,438) to $(14,723,228), or $(1.34) per diluted share to $(1.28) per diluted share, for the six months ended December 31, 1998.

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

         In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operatons of Books Now were not achieving the performance criteria, both the $81,000 of cash and the $1,051,558 of common stock have been expensed in the three months ending December 31, 1998.


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

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

         The unaudited pro forma results of operations of the Company for the six months ended December 31, 1998 and the three and six months ended December 31, 1997 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and development of $3,700,000 in connection with the DCII acquisition) are as follows:


                               1998               1997                1997
                               ----               ----                ----
                         Six Months Ended  Three Months Ended   Six Months Ended
                         ----------------  ------------------   ----------------

Net sales                    $    753,934      $    258,098      $    361,075
Loss from continuing
   operations                 (11,901,143)       (1,902,872)       (4,094,017)
Loss per share from
   continuing operations            (0.90)            (0.14)            (0.30)


Sisna, Inc.

         On January 8, 1997,  the Company  completed the  acquisition  of Sisna,
Inc. ("Sisna") pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, the Company issued 325,000 shares of its common stock valued at $2,232,961 in exchange for all of the issued and outstanding shares of Sisna. The issuance of the common shares was recorded at the quoted market price on the date of the acquisition. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair market value of the acquired assets less liabilities assumed was $2,232,961, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna has not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

         The Company made a cash payment to @Home of $266,000 upon execution of the agreement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Company issued 20,534 shares of its common stock on the effective date of the agreement. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement are advertising costs and will be expensed as the advertising services are received. Of the initial cash payment to @Home of $266,000, the fair market value of the 20,534 shares of common stock of $223,307 and the estimated fair market value of the Warrant Shares of $887,000, $1,261,615 has been recorded as prepaid advertising expense as of December 31, 1998 and will be expensed as advertising services are provided.


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

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the value of the permanent location of the Shopping channel for 8 months, was written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in an net write-off of $5,156,135 during the three months ended December 31, 1998.


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


Operating Expenses

         During the three and six months period ended December 31, 1998, the Company incurred expenses of $5,156,135 associated with terminating the interactive marketing agreement with America Online, Inc. ("AOL"). Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

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

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the value of the permanent location of the Shopping channel for 8 months, was written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

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

         Selling expense increased 348.6% to $1,509,018 during the three months ended December 31, 1998 from $336,355 during the three months ended December 31, 1997. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, the severance agreement payments made to the former owner of Books Now (see Note 2 to the condensed consolidated financial statements) and $114,692 of advertising expense associated with the @ Home contract, offset by the decreased emphasis on WorldNow Online activities.

         Selling expense increased 108.6% to $2,040,594 during the six months ended December 31, 1998 from $978,361 during the six months ended December 31, 1997. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, the severance agreement payments made to the former owner of Books Now (see Note 2 to the condensed consolidated financial statements) and $114,692 of advertising expense associated with the @ Home contract, offset by the decreased emphasis on WorldNow Online activities.

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock, has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and has issued warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the WeatherLabs Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated on the co-branded Weather@Home site. Included in the selling expense for the three and six months ended December 31, 1998 is advertising expense was $114,692 during the six months ended December 31, 1998. There was no advertising expense incurred during the six months ended December 31, 1997.

         Depreciation and amortization expense increased 182.5% to $1,126,837 during the three months ended December 31, 1998 from $398,817 during the three months ended December 31, 1997. The increase in depreciation expense was due to

(1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

         Depreciation and amortization expense increased 132.3% to $1,822,565 during the six months ended December 31, 1998 from $784,721 during the six months ended December 31, 1997. The increase in depreciation expense was due to
(1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

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

         On November 24, 1998, the Company raised $1,800,000 by selling common stock and warrants to purchase common stock to The Brown Simpson Strategic Growth Funds (the "Purchasers") pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Purchase Agreement"). On December 2, 1998, the Company sold an additional $1,800,000 of common stock to the Purchasers and amended the Purchase Agreement and related documents (the "Amended Agreements").

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

         Although the Company has recently completed a private placement of equity securities, the full amount committed will only become available to the Company upon the occurrence of certain conditions over which the Company may have little or no control, such as the price of the Company's common stock. If the Company does not receive the full amount committed, it may not have sufficient cash flows from operating activities during the next 12 months to provide the necessary capital to fully implement its marketing strategy or to sustain operations at current levels. The Company is actively seeking additional debt or equity funding. If adequate funding is not available, it may be required to revise its plans and reduce future expenditures. As of December 31, 1998, the Company had $1,705,621 of cash. The Company has incurred losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,752,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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


                                   DIGITAL COURIER TECHNOLOGIES, INC.



Date:  May 5, 1999          By  /s/ Mitchell L. Edwards
                                   -----------------------
                                   Mitchell L. Edwards
                                   Chief Financial Officer