Form 10-Q
period 1999-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-05-06
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                        --------------

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

                                    Yes    X       No
                                        -------       -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 13,989,982 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of April 30, 1999.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                         March 31,       June 30,
                                                                           1999            1998
                                                                       ------------    ------------
CURRENT ASSETS:
   Cash                                                                $  2,139,339    $  3,211,724
   Trade accounts receivable                                                142,175          16,459
   Receivable from Focus Direct, Inc.                                       700,000            --
   Receivable from Gannaway, Inc.                                           200,000            --
   Prepaid advertising                                                    1,146,922         675,000
   Prepaid software lease                                                   628,861            --
   Inventory                                                                   --            21,046
   Current portion of AOL anchor tenant placement costs                      87,004       3,237,281
   Other current assets                                                     506,801         118,721
                                                                       ------------    ------------

                Total current assets                                      5,551,102       7,280,231
                                                                       ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                          6,196,136       6,225,817
   Furniture, fixtures and leasehold improvements                           989,972         777,419
                                                                       ------------    ------------

                                                                          7,186,108       7,003,236
   Less accumulated depreciation and amortization                        (3,225,223)     (2,109,736)
                                                                       ------------    ------------

                Net property and equipment                                3,960,885       4,893,500
                                                                       ------------    ------------

GOODWILL, net of accumulated amortization of $1,686,824 and $76,699,
   respectively                                                          11,746,382       1,441,459
                                                                       ------------    ------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion                      --         8,136,841
                                                                       ------------    ------------
RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC                             --           810,215
                                                                       ------------    ------------

OTHER ASSETS                                                                784,900       1,458,500
                                                                       ------------    ------------

                                                                       $ 22,043,269    $ 24,020,746
                                                                       ============    ============


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                March 31,       June 30,
                                                                                  1999            1998
                                                                              ------------    ------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                               $  1,090,487    $  1,006,906
   Notes payable                                                                 1,121,828         100,000
   Accounts payable                                                                256,950       1,458,598
   Accrued rental payments for vacated facilities                                  267,483         544,014
   Other accrued liabilities                                                       508,912         531,400
                                                                              ------------    ------------

                Total current liabilities                                        3,245,660       3,640,918
                                                                              ------------    ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                  720,715       1,384,132
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized, 360 shares of Series A
     convertible issued and outstanding                                          3,600,000            --
   Common stock, $.0001 par value; 50,000,000 shares authorized, 13,989,211
     and 8,268,489 shares outstanding, respectively                                  1,399             827
   Additional paid-in capital                                                   45,982,483      31,196,354
   Warrants outstanding                                                            923,100       2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                                     --          (148,576)
   Stock subscription receivable                                                   (12,000)           --
   Accumulated deficit                                                         (32,418,088)    (14,572,015)
                                                                              ------------    ------------

                Total stockholders' equity                                      18,076,894      18,995,696
                                                                              ------------    ------------

                                                                              $ 22,043,269    $ 24,020,746
                                                                              ============    ============


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                  1999           1998
                                              -----------    -----------
NET SALES                                     $   464,300    $   385,671

COST OF SALES                                     255,771        258,144
                                              -----------    -----------

                Gross margin                      208,529        127,527
                                              -----------    -----------

OPERATING EXPENSES:
   Depreciation and amortization                1,109,614        372,971
   General and administrative                   1,043,002        753,208
   Research and development                       496,578        454,218
   Selling                                        463,289        188,861
   AOL interactive marketing contract costs        52,202           --
                                              -----------    -----------

                Total operating expenses        3,164,685      1,769,258
                                              -----------    -----------

OPERATING LOSS                                 (2,956,156)    (1,641,731)
                                              -----------    -----------

OTHER INCOME (EXPENSE):
   Interest and other income                       19,583         27,140
   Loss on dispositions of equipment              (58,109)          --
   Interest expense                              (128,163)       (53,537)
                                              -----------    -----------

                Other expense, net               (166,689)       (26,397)
                                              -----------    -----------

LOSS BEFORE INCOME TAXES                       (3,122,845)    (1,668,128)

INCOME TAX BENEFIT                                   --        2,733,829
                                              -----------    -----------

INCOME (LOSS)  FROM CONTINUING OPERATIONS      (3,122,845)     1,065,701
                                              -----------    -----------


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                  1999             1998
                                                                             ---------------   -----------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued direct mail advertising operations,
     net of income tax benefit of $30,329                                    $          --     $   (50,548)

   Gain on sale of direct mail advertising operations, net of income tax
     provision of $2,636,831                                                            --       4,394,717

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $12,419                                   --         (20,698)

   Gain on sale of Internet service provider subsidiary, net of income tax
     provision of $139,746                                                              --         232,911
                                                                             ---------------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                                     --       4,556,382
                                                                             ---------------   -----------

NET INCOME (LOSS)                                                            $    (3,122,845)  $ 5,622,083
                                                                             ===============   ===========

NET INCOME (LOSS)  PER COMMON SHARE:
   Income (loss)  from continuing operations:
     Basic                                                                   $         (0.22)  $      0.12
     Diluted                                                                 $         (0.22)  $      0.12
                                                                             ===============   ===========

   Income from discontinued operations:
     Basic                                                                   $          --     $      0.52
     Diluted                                                                 $          --     $      0.52
                                                                             ===============   ===========

   Net income (loss):
     Basic                                                                   $         (0.22)  $      0.64
     Diluted                                                                 $         (0.22)  $      0.64
                                                                             ===============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                        14,166,766     8,763,505
     Diluted                                                                      14,166,766     8,832,086
                                                                             ===============   ===========


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                      1999            1998
                                                  ------------    ------------
NET SALES                                         $  1,218,234    $    405,158

COST OF SALES                                          727,582         323,201
                                                  ------------    ------------

                Gross margin                           490,652          81,957
                                                  ------------    ------------

OPERATING EXPENSES:
   AOL interactive marketing contract costs          5,208,337            --
   Acquired in-process research and development      3,700,000            --
   Depreciation and amortization                     2,932,179       1,157,692
   General and administrative                        2,566,998       1,727,350
   Selling                                           2,503,883       1,167,222
   Research and development                          1,379,244       1,301,285
                                                  ------------    ------------

                Total operating expenses            18,290,641       5,353,549
                                                  ------------    ------------

OPERATING LOSS                                     (17,799,989)     (5,271,592)
                                                  ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                            45,979         115,823
   Gain on sale of WorldNow assets                     308,245            --
   Loss on dispositions of equipment                  (136,660)           --
   Interest expense                                   (263,648)       (108,746)
                                                  ------------    ------------

                Other income (expense), net            (46,084)          7,077
                                                  ------------    ------------

LOSS BEFORE INCOME TAXES                           (17,846,073)     (5,264,515)

INCOME TAX BENEFIT                                        --         2,684,000
                                                  ------------    ------------

LOSS   FROM CONTINUING OPERATIONS                  (17,846,073)     (2,580,515)
                                                  ------------    ------------


                See accompanying notes to condensed consolidated
                              financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                  1999             1998
                                                                             ---------------   -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $66,827                      $          --     $   111,377

   Gain on sale of direct mail advertising operations, net of income tax
     provision of $2,636,831                                                            --       4,394,717

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $159,404                                  --        (265,674)

   Gain on sale of Internet service provider subsidiary, net of income tax
     provision of $139,746                                                              --         232,911
                                                                             ---------------   -----------

INCOME FROM DISCONTINUED OPERATIONS                                                     --       4,473,331
                                                                             ---------------   -----------

NET INCOME (LOSS)                                                            $   (17,846,073)  $ 1,892,816
                                                                             ===============   ===========

NET INCOME (LOSS)  PER COMMON SHARE:
    Loss  from continuing operations:
     Basic                                                                   $         (1.44)  $     (0.30)

     Diluted                                                                 $         (1.44)  $     (0.29)
                                                                             ===============   ===========

   Income from discontinued operations:
     Basic                                                                   $          --     $      0.52

     Diluted                                                                 $          --     $      0.50
                                                                             ===============   ===========

   Net income (loss):
     Basic                                                                   $         (1.44)  $      0.22

     Diluted                                                                 $         (1.44)  $      0.21
                                                                             ===============   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                        12,354,627     8,660,717

     Diluted                                                                      12,354,627     8,862,132
                                                                             ===============   ===========


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                  1999            1998
                                                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $(17,846,073)   $  1,892,816
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization and write-off of AOL anchor tenant placement
        costs                                                                    5,208,337            --
       Gain on sale of direct mail marketing and Internet service
        operations                                                                    --        (7,404,205)
       Acquired in-process research and development                              3,700,000            --
       Depreciation and amortization                                             2,932,179       1,157,692
       Issuance of common stock and warrants in connection with
         @Home agreement                                                         1,110,307            --
       Issuance of common stock for settlement with former
         shareholders of Books Now, Inc.                                         1,051,558            --
       Gain on sale of WorldNow assets                                            (308,245)           --
       Loss on dispositions of equipment                                           136,660          11,196
       Stock issued in lieu of compensation                                           --            61,250
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                             (125,716)         98,563
            Receivable from Gannaway, Inc.                                        (178,172)           --
            Inventory                                                               21,046         193,886
            Prepaid advertising                                                   (471,922)           --
            Prepaid software leases                                               (628,861)           --
            Other assets                                                          (456,438)       (307,023)
            Accounts payable                                                    (1,370,143)       (805,328)
            Accrued liabilities                                                    (73,488)       (170,570)
                 Accrued rental payments for vacated facilities                   (276,531)           --
                                                                              ------------    ------------
                Net cash used in operating activities                           (7,575,502)     (5,271,723)
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                                (849,203)           --
   Purchase of property and equipment                                             (745,190)       (802,414)
   Net cash proceeds from sale of WorldNow assets                                  286,418            --
   Increase in investments                                                            --          (750,000)
   Proceeds from sale of equipment                                                  76,225          20,938
                                                                              ------------    ------------
                Net cash used in investing activities                           (1,231,750)     (1,531,476)
                                                                              ------------    ------------


                See accompanying notes to condensed consolidated
                             financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                              1999           1998
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common and convertible
     preferred stock                                                       $ 6,524,000    $      --
   Net proceeds from sale of direct mail marketing and Internet services
     operations                                                                   --        6,857,300
   Net proceeds from borrowings                                              1,000,000         86,000
   Net proceeds from issuance of common stock upon exercise of
     stock options                                                             943,750         22,418
   Net proceeds from sale and lease back of equipment                             --        2,750,000
   Principal payments on capital lease obligations                            (579,836)      (429,346)
   Principal payments on borrowings                                           (153,047)      (288,812)
   Acquisition of common stock                                                    --         (200,000)
                                                                           -----------    -----------
                Net cash provided by financing activities                    7,734,867      8,797,560
                                                                           -----------    -----------
NET DECREASE IN CASH                                                        (1,072,385)     1,994,361
CASH AT BEGINNING OF PERIOD                                                  3,211,724      4,952,274
                                                                           -----------    -----------
CASH AT END OF PERIOD                                                      $ 2,139,339    $ 6,946,635
                                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $   259,969    $   108,746


                See accompanying notes to condensed consolidated
                             financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of March 31, 1999 and for the three and nine months ended March 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).


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

         In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at

$1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria, both the $81,000 of cash and the $1,051,558 of common stock was expensed as of the date of the severance agreement.


WeatherLabs, Inc.

         On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing, the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders are entitled to receive a total of 523,940 additional shares over the next three years subject to changes in the stock price of the Company's common stock, as defined, at the end of each of the Company's next three fiscal years.

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

Digital Courier International, Inc.

         Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $14,027,338 to the shareholders of DCII. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition was approved by the shareholders of the Company on September 16, 1998.

         The acquisition of DCII has been accounted for as a purchase and the results of operations of DCII are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets and contra-equity acquired included $250,000 of equipment, $20,500 of deposits and $12,000 of stock subscriptions receivable. Liabilities assumed consisted of $219,495 of accounts payable and accrued liabilities. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $1,659,418 as of the date of acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets was $15,623,750. Of this amount, $11,923,750 was recorded as goodwill and other intangibles and is being amortized over a period of five years and $3,700,000 was expensed as acquired in-process research and development.

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

         As evidenced by its continued support for these projects, management believes the Company is well positioned to successfully complete the research and development projects. However, there is risk associated with the completion of the projects, and there is no steadfast assurance that each will meet with either technological or commercial success. The substantial delay or outright failure of these e-commerce solutions would negatively impact the Company's financial condition. If these projects are not successfully developed, the Company's business, operating results, and financial condition may be negatively affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

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

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

         The unaudited pro forma results of operations of the Company for the nine months ended March 31, 1999 and the three and nine months ended March 31, 1998 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and development of $3,700,000 in connection with the DCII acquisition) are as follows:

                                        1999                1998                 1998
                                        ----                ----                 ----
                                 Nine Months Ended   Three Months Ended   Nine Months Ended
                                 -----------------   ------------------   -----------------
     Net sales                     $  1,218,234        $    452,271         $    818,346
     Loss from continuing
        operations                  (15,023,988)         (2,589,878)          (6,683,895)
     Loss per share from
        continuing operations             (1.10)              (0.19)               (0.49)

Access Services, Inc.

         On April 1, 1999, the Company entered into an Agreement to acquire all of the outstanding stock of Access Services, Inc. ("Access Services"), a credit card processing company. The acquisition was closed in April 1999. At closing, the shareholders of Access Services were issued 300,000 shares of the Company's common stock valued at $1,631,400, $75,000 in cash and warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share.The acquisition will be accounted for as a purchase.

Sisna, Inc.

         On January 8, 1997,  the Company  completed the  acquisition  of Sisna,
Inc. ("Sisna") pursuant to an Amended and Restated Agreement and Plan of Reorganization (the "Agreement"). Pursuant to the Agreement, the Company issued 325,000 shares of its common stock valued at $2,232,961 in exchange for all of the issued and outstanding shares of Sisna. The issuance of the common shares was recorded at the quoted market price on the date of the acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets less liabilities assumed was $2,232,961, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna had not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith, Sisna's former owner (and a director of the Company at the time of the sale) and certain other buyers in exchange for 35,000 shares of the Company's common stock at a value of $141,904. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities. The sale resulted in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent Directors and was approved by the Board of Directors with Henry Smith abstaining.

         The operations of Sisna have been reflected in the accompanying condensed consolidated financial statements for the period July 1, 1997 through March 31, 1998 as discontinued operations. The Sisna revenues were $143,982 and

$555,685 and the loss from operations was $33,117 and $425,078 during the three and nine months ended March 31, 1998, respectively.

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

         The direct mail advertising operations have been reflected as discontinued operations in the accompanying condensed consolidated financial statements for the three and nine month periods ended March 31, 1998. The direct mail advertising revenues were $2,028,430 and $7,508,212 and the pretax income
(loss) from operations was $(80,877) and $178,204 during the three and nine months ended March 31, 1998, respectively.


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

         Options to purchase 679,793 and 1,340,000 shares of common stock at weighted average exercise prices of $4.36 and $5.70 per share as of March 31, 1999 and 1998, respectively, warrants to purchase 1,935,000 shares of common stock at a weighted average exercise price of $7.21 per share as of March 31, 1999 and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share as of March 31, 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of March 31, 1999, the Company has agreed to issue up to an additional 523,940 shares of common stock in connection with the acquisition of WeatherLabs (see Note 2), contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.


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

         The Company made a cash payment to @Home of $266,000 upon execution of the ag reement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Company issued 20,534 shares of its common stock on the effective date of the agreement. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement are advertising costs and will be expensed as the advertising services are received. Of the initial cash payment to @Home of $266,000, the fair market value of the 20,534 shares of common stock of $223,307 and the estimated fair market value of the Warrant Shares of $887,000, $1,146,922 has been recorded as prepaid advertising expense as of March 31, 1999 and will be expensed as advertising services are provided.


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

         The Amended Agreements also required the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 800,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock (the "Tranche B Units"), if certain conditions are met. A condition to the sale of the Tranche B Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for fifteen consecutive trading days. The price for the Tranche B Units is $7 per Unit and the exercise price of the warrants contained in the Tranche B Unit will be equal to 110% of the closing bid price of the Company's stock on the day of the sale of the Tranche B Units. The commitment to purchase the Tranche B Units was subsequently terminated (see discussion below).

         On March 3, 1999, the Company raised an additional $3.6 million through the sale of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase common stock to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "March Purchase Agreement").

         Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of Series A Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants is $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

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

         The Company filed an S-3 registration statement on December 11, 1998, which was amended on February 12, 1999 and May 5, 1999, with the Securities and Exchange Commission covering all of the shares of common stock sold to the Purchasers as well as the shares of common stock underlying the related warrants and preferred stock. The registration statement has yet to become effective.

NOTE 6 - MODIFICATION TO AMERICA ONLINE CONTRACT

         Effective June 1, 1998, the Company entered into a marketing agreement with America Online ("AOL"), which gave the Company "permanent anchor tenancy" and advertising for its Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on the Videos Now website on AOL, the Company entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, the Company amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

         On February 1, 1999, the Company entered into a second amendment with AOL, under which AOL will return to the Company (a) 636,942 warrants to purchase common stock and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the marketing agreement. All advertising will cease immediately, but the Company will continue to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. The Company has no further financial obligations to AOL.


         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the value of the permanent location of the Shopping channel for 8 months, was written off as of December 31, 1998. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $52,202 during the three months ended March 31, 1999 and $5,208,337 during the nine months ended March 31, 1999.

NOTE 7 - SOFTWARE LICENSE AGREEMENT

         On March 25, 1999 the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which will be used to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Under the agreement the Company has agreed to pay ACI approximately $5,979,000 during the life of the contract. The Company made a payment of approximately $629,000 upon signing the contract and is scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

The payments made under the agreement will be expensed ratably over the term of the agreement. The initial payment of approximately $629,000 was recorded as prepaid software lease in the accompanying March 31, 1999 balance sheet.

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

         In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah, for an acquisition price of $2,232,961. In December 1997, the Board of Directors reviewed the performance of Sisna in conjunction with a review of the strategic opportunities available to the Company. Among the conclusions of the Board were the following: (a) The Internet service provider business had become very competitive during the previous six months, with major corporations such as US West, America Online, MCI and others aggressively marketing their internet access offerings; (b) The margins in the Internet service provider business were declining, as fixed-price, unlimited time access had become prevalent, and (c) Sisna's losses on a monthly basis were increasing with no apparent near-term prospect of profitability. For these reasons, the Board concluded that it was in the best interests of the Company to sell Sisna. The Board solicited offers to buy Sisna over a period of three months, but due to Sisna's continuing losses of over $40,000 per month, no offers materialized.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted market price. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations for the applicable periods in fiscal 1998 as discontinued operations

         In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now") a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand common shares valued at $312,500 were issued at closing and 262,500 common shares were subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated statements of operations since the date of acquisition.

         In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., ("WeatherLabs") a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 common shares were issued valued at $762,503, and an additional 523,960 common shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. The results of operations of WeatherLabs are included in the accompanying consolidated financial statements from the date of acquisition.

         The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $14,027,338, the fair market value of the common shares issued based on the quoted market price on the date of acquisition. This acquisition was accounted for as a purchase. The results of operations of DCII are included in the accompanying consolidated financial statements from September 16, 1998, the date of acquisition.


Results of Operations

Three months ended March 31, 1999 compared with three months ended March 31, 1998, and nine months ended March 31, 1999 compared with nine months ended March 31, 1998.


Net Sales

         Net sales for the three months ended March 31, 1999 were $464,300 as compared to $385,671 for the three months ended March 31, 1998. Books Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $230,426 and $143,731 of total net sales for the three months ended March 31, 1999, respectively. Net sales of videos from the Company's Videos Now site, which was launched in November 1998 accounted for $64,643 of total net sales for the three months ended March 31, 1999. Net sales for the three months ended March 31, 1999 also included $25,500 of technical support services revenue. Net sales for the three months ended March 31, 1998 were $385,671. During the three months ended March 31, 1998, Books Now accounted for $141,160 of the net sales and a one time sale of a turn-key Internet computer system accounted for $240,854. Net sales from WorldNow Online during the three months ended March 31, 1998 were $3,657.

         Net sales for the nine months ended March 31, 1999 were $1,218,234 as compared to $405,158 for the nine months ended March 31, 1998. Books Now's operations, which were acquired in January 1998, and WeatherLabs' operations, which were acquired in May 1998, accounted for $782,033 and $284,438 of total net sales for the nine months ended March 31, 1999, respectively. Net sales of videos from the Company's Videos Now site, which was launched in November 1998, accounted for $111,161 of total net sales for the nine months ended March 31, 1999. Net sales for the nine months ended March 31, 1999 also included $40,468 of technical support services revenue. WorldNow advertiser and subscriber sales accounted for $134 of net sales for the nine months ended March 31, 1999. During the nine months ended March 31, 1998, Books Now accounted for $141,160 of net sales and a one time sale of a turn-key Internet computer system accounted for $240,854. Net sales from WorldNow Online during the nine months ended March 31, 1998 were $23,144.


Cost of Sales

         Cost of sales for the three months ended March 31, 1999 were $255,771 or 55.1% of net sales. Cost of sales for the three months ended March 31, 1998 were $258,144 or 66.9% of net sales. The change in cost of sales as a percent of net sales is due to the change in products and services.

         Cost of sales for the nine months ended March 31, 1999 were $727,582 or 59.7% of net sales. Cost of sales for the nine months ended March 31, 1998 were $323,201 or 79.8% of net sales. The change in cost of sales as a percent of net sales is due to the change in products and services.

Operating Expenses

         During the three months ended March 31, 1999, the Company incurred $52,202 of advertising expense associated with the permanent placement on the AOL shopping channel. During the nine months ended March 31, 1999, the Company incurred total expenses of $5,208,337 associated with the AOL contract, $52,202 of advertising expense associated with the permanent placement on the AOL shopping channel and $5,156,135 associated with terminating the interactive marketing agreement with AOL. Effective June 1, 1998, the Company entered into a marketing agreement with AOL which gave the Company "permanent anchor tenancy" and advertising for its Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on its Videos Now website on AOL, the

Company entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, the Company amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the marketing agreement.

         On February 1, 1999, the Company entered into a second amendment with AOL, under which AOL will return to the Company (a) 636,942 warrants to purchase common shares and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the marketing agreement. All advertising ceased immediately, but the Company continues to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. The Company has no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market price of $4,549,676 as of the termination date, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in the net write-off of $5,156,135 during the nine months ended March 31, 1999.

         The interactive marketing agreement with AOL was for an initial term of 39 months (the "Agreement"), which could be extended for successive one-year terms by AOL thereafter. Under the Agreement, the Company was to pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the "Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Performance Warrant was to vest over the term of the agreement as certain promotion criteria were achieved by AOL. The agreement included an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").

         The write off of acquired in-process research and development during the nine months ended March 31, 1999 was $3,700,000, which was attributable to the acquisition of DCII (see Note 2 to the condensed consolidated financial statements).

         Depreciation and amortization expense increased 197.5% to $1,109,614 during the three months ended March 31, 1999 from $372,971 during the three months ended March 31, 1998. The increase in depreciation and amortization expense was due to: (1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

         Depreciation and amortization expense increased 153.3% to $2,932,179 during the nine months ended March 31, 1999 from $1,157,692 during the nine months ended March 31, 1998. The increase in depreciation and amortization expense was due to: (1) the equipment acquired in connection with the WeatherLabs and Books Now acquisitions, (2) the acquisition of new equipment to support the Company's online operations and (3) the amortization of goodwill related to the acquired companies.

         General and administrative expense increased 38.5% to $1,043,002 during the three months ended March 31, 1999 from $753,208 during the three months ended March 31, 1998. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the DCII acquisition offset by the reduction of administrative and support staff associated with WorldNow Online.

         General and administrative expense increased 48.6% to $2,566,998 during the nine months ended March 31, 1999 from $1,727,350 during the nine months ended March 31, 1998. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the DCII acquisition offset by the reduction of administrative and support staff associated with WorldNow Online.

         Selling expense increased 145.3% to $463,289 during the three months ended March 31, 1999 from $188,861 during the three months ended March 31, 1998. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, and $114,693 of advertising expense associated with the @ Home contract, offset by the decreased emphasis on WorldNow Online activities.

         Selling expense increased 114.5% to $2,503,883 during the nine months ended March 31, 1999 from $1,167,222 during the nine months ended March 31, 1998. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, $1,132,558 for the severance agreement payments made to the former owner of Books Now (see Note 2 to the condensed consolidated financial statements) and $229,385 of advertising expense associated with the @ Home contract, offset by the decreased emphasis on WorldNow Online activities.

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock, has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and has issued warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the WeatherLabs Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated on the co-branded Weather@Home site. Included in selling expense for the three and nine months ended March 31, 1999 is $114,693 and $229,385, respectively, related to the @Home agreement.

         Research and development expense increased 9.3% to $496,578 during the three months ended March 31, 1999 from $454,218 during the three months ended March 31, 1998. Research and development expense increased because of the acquisition of DCII which is performing significant research and development activities in the areas of Videos Now, netClearing, and WeatherLabs. Research and development expense during the three months ended March 31, 1998 was principally for the WorldNow Online operations.

         Research and development expense increased 6.0% to $1,379,244 during the nine months ended March 31, 1999 from $1,301,285 during the nine months ended March 31, 1998. Research and development expense increased because of the acquisition DCII which is performing significant research and development activities in the areas of Videos Now, netClearing, and WeatherLabs. Research and development expense during the nine months ended March 31, 1998 was principally for the WorldNow Online operations.



Discontinued Operations

         During the fiscal year ended June 30, 1998, the Company sold its direct mail advertising and Internet service provider operations. The results from both of these operations are presented as discontinued operations. During the three months ended March 31, 1998, pretax loss from the direct mail advertising operations was $80,877. During the three months ended March 31, 1998, the Internet service provider operations incurred a pretax loss of $33,117. During the three months ended March 31, 1998, the Company sold its direct mail advertising operations and its Internet service provider operations for pretax gains of $7,031,548 and $372,657, respectively.

         During the nine months ended March 31, 1998, pretax income from the direct mail advertising operations was $178,204. During the nine months ended March 31, 1998, the Internet service provider operations incurred a pretax loss of $425,078. During the nine months ended March 31, 1998, the Company sold its direct mail advertising operations and its Internet service provider operations for pretax gains of $7,031,548 and $372,657, respectively.

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

         On June 1, 1998, the Company entered into a 39 month Interactive Marketing Agreement with AOL, wherein the Company agreed to pay AOL $12,000,000 in cash. The Company made a cash payment to AOL of $1,200,000 in July 1998, failed to make the scheduled payment to AOL of $4,000,000 prior to January 1, 1999, and was scheduled to make payments to AOL of $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000. On February 1, 1999, the Company entered into a Termination, Release and Transition Agreement with AOL, under which the future cash payments have been terminated and AOL will return to the Company (a) 636,942 warrants to purchase common shares and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the marketing agreement. The Company has have no further financial obligations to AOL (see
Note 6 to the condensed consolidated financial statements).

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

         Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price for the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject to adjustment on the six month anniversary of each respective closing to the lesser of the initial exercise price or the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 15 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

         The Amended Agreements also required the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 800,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock (the "Tranche B Units"), if certain conditions are met. A condition to the sale of the Tranche B Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 15 consecutive trading days. The price for a Tranche B Unit is $7 and the exercise price of the warrants contained in the Tranche B Unit will be equal to 110% of the closing bid price of the Company's common stock on the day of the sale of the Tranche B Units. The commitment to purchase the Tranche B Units was subsequently terminated (see discussion below).

         On March 3, 1999, the Company raised an additional $3.6 million through the sale of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase common stock to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "March Purchase Agreement").

         Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of the Series A Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants is $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price or the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

         The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of one share of Series B convertible preferred stock convertible into one share of the Company's common stock and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 30 consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit will be $7.70. The March Purchase Agreement terminates the commitment for Tranche B Units previously discussed.

         The Company filed an S-3 registration statement on December 11, 1998, which was amended on February 12, 1999 and May 5, 1999, with the Securities and Exchange Commission covering all of the shares of common stock sold to the Purchasers as well as the shares of common stock underlying the related warrants and preferred stock. The registration statement has yet to become effective.

         On March 25, 1999 the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which will be used to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Under the agreement the Company has agreed to pay ACI approximately $5,979,000 during the life of the contract. The Company made a payment of approximately $629,000 upon signing the contract and is scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

         Operating activities used $7,575,502 during the nine months ended March 31, 1999 compared to $5,271,723 during the nine months ended March 31, 1998. The net cash used for operating activities during the nine months ended March 31, 1999 was principally attributable to the payments made to AOL of $1,200,000 and @Home of $266,000 and $6,109,502 for other operating expenses.

         Cash used in investing activities was $1,231,750 and $1,531,476 during the nine months ended March 31, 1999 and 1998, respectively. During the nine months ended March 31, 1999, the Company's investing activities included cash advances for operating activities to DCII of $849,203 and the acquisition of equipment for $745,190 offset by the receipt of cash proceeds from the sale of WorldNow assets of $286,418 and the net proceeds from the sale of equipment of $76,225. During the nine months ended March 31, 1998, the Company's investing activities included the acquisition of equipment for $802,414, an investment in CommTouch, Ltd of $750,000, offset by proceeds of $20,938 from the sale of equipment.

         Cash provided from financing activities was $7,734,867 during the nine months ended March 31, 1999 as compared to $8,797,560 during the nine months ended March 31, 1998. The cash provided during the nine months ended March 31, 1999 was attributable to the receipt of net proceeds from the issuance of common shares and convertible preferred shares of $6,524,000, borrowings of $1,000,000 and proceeds from the issuance of common stock upon the exercise of stock options of $943,750, offset by principal repayments on capital lease obligations of $579,836 and repayments against borrowings of $153,047. The cash received during the nine months ended March 31, 1998 was attributable to the net proceeds from the sale of the direct mail marketing and Internet services operations of $6,857,300, the receipt of $2,750,000 from the sale and lease back of equipment, borrowings of $86,000 and $22,418 from the issuance of common stock upon the exercise of options, offset by repayments on capital lease obligations of $429,346, principal repayments on borrowings of $288,812 and the acquisition of the Company's common stock for $200,000.

         Although the Company has recently completed several private placements of equity securities, the full amount committed will only become available to the Company upon the occurrence of certain conditions over which the Company may have little or no control, such as the price of the Company's common stock. If the Company does not receive the full amount committed, it may not have sufficient cash flows from operating activities during the next 12 months to provide the necessary capital to fully implement its marketing strategy or to sustain operations at current levels. The Company is actively seeking additional debt or equity funding. If adequate funding is not available, it may be required to revise its plans and reduce future expenditures. As of March 31, 1999, the Company had $2,139,339 of cash. The Company has incurred losses from continuing operations of $5,597,967, $7,158,851 and $3,586,413 and the Company's operating activities have used $6,377,970, $6,334,660 and $1,385,567 of cash during the years ended June 30, 1998, 1997 and 1996, respectively. None of the Company's continuing operations are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.


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