Form 10-Q/A
period 1998-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-06-15
CIK 774055

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

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------  --------------

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (As Restated)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                         1998             1997
                                                                                     -----------      -----------
NET SALES                                                                            $   385,671      $      --

COST OF SALES                                                                            258,144             --
                                                                                     -----------      -----------
GROSS MARGIN                                                                             127,527             --
                                                                                     -----------      -----------
OPERATING EXPENSES:
  General and administrative                                                           1,126,179          388,405
  Research and development                                                               454,218        1,050,463
  Selling                                                                                188,861          341,400
                                                                                     -----------      -----------
     Total operating expenses                                                          1,769,258        1,780,268
                                                                                     -----------      -----------
LOSS FROM CONTINUING OPERATIONS                                                       (1,641,731)      (1,780,268)
                                                                                     -----------      -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                               27,140          120,259
  Interest expense                                                                       (53,537)            --
                                                                                     -----------      -----------
     Other income (expense), net                                                         (26,397)         120,259
                                                                                     -----------      -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                  (1,668,128)      (1,660,009)

INCOME TAX BENEFIT (Note 3)                                                            2,733,829             --
                                                                                     -----------      -----------
INCOME (LOSS) BEFORE  DISCONTINUED OPERATIONS                                          1,065,701       (1,660,009)
                                                                                     -----------      -----------
DISCONTINUED OPERATIONS:
  Income (loss) from operations of discontinued direct mail marketing subsidiary,
    net of income tax benefit (provision) of $30,329 and ($72,540), respectively         (50,548)         120,901
  Gain on sale of direct mail marketing subsidiary, net of income tax
    provision of $ 2,636,831                                                           4,394,717             --
  Loss from operations of discontinued Internet service provider subsidiary, net of
    income tax benefit of $12,419 and $72,540, respectively                              (20,698)      (2,381,246)
  Gain on sale of Internet service provider subsidiary, net of income tax
    provision of $139,746                                                                232,911             --
                                                                                     -----------      -----------
INCOME  (LOSS) FROM DISCONTINUED OPERATIONS                                            4,556,382       (2,260,345)
                                                                                     -----------      -----------
NET INCOME (LOSS)                                                                    $ 5,622,083      $(3,920,354)
                                                                                     ===========      ===========
NET INCOME (LOSS) PER COMMON SHARE (Note 4):
  Income (loss) before discontinued operations:
    Basic                                                                            $      0.12      $     (0.20)
    Diluted                                                                          $      0.12      $     (0.20)
                                                                                     ===========       ===========
  Net income (loss):
    Basic                                                                            $      0.64      $     (0.46)
    Diluted                                                                          $      0.64      $     (0.46)
                                                                                     ===========      ===========
WEIGHTED AVERAGE COMMON  SHARES OUTSTANDING
  Basic                                                                                8,763,505        8,479,376
  Diluted                                                                              8,832,086        8,479,376
                                                                                     ===========      ===========


      The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (As Restated)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                                         1998             1997
                                                                                     -----------      -----------
NET SALES                                                                            $   405,158      $      --

COST OF SALES                                                                            323,201             --
                                                                                     -----------      -----------
GROSS MARGIN                                                                              81,957             --
                                                                                     -----------      -----------
OPERATING EXPENSES:
  General and administrative                                                           2,885,042          770,072
  Research and development                                                             1,301,285        2,158,057
  Selling                                                                              1,167,222        1,272,853
                                                                                     -----------      -----------
     Total operating expenses                                                          5,353,549        4,200,982
                                                                                     -----------      -----------
LOSS FROM CONTINUING OPERATIONS                                                       (5,271,592)      (4,200,982)
                                                                                     -----------      -----------
OTHER INCOME (EXPENSE):
  Interest and other income                                                              115,823          410,440
  Interest expense                                                                      (108,746)            (650)
                                                                                     -----------      -----------
     Other income, net                                                                     7,077          409,790
                                                                                     -----------      -----------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                  (5,264,515)      (3,791,192)

INCOME TAX BENEFIT (Note 3)                                                            2,684,000             --
                                                                                     -----------      -----------
LOSS BEFORE  DISCONTINUED OPERATIONS                                                  (2,580,515)      (3,791,192)
                                                                                     -----------      -----------
DISCONTINUED OPERATIONS:
  Income from operations of discontinued direct mail marketing subsidiary,
    net of income tax provision of $66,827 and $158,203, respectively                    111,377          263,672
  Gain on sale of direct mail marketing subsidiary, net of income tax provision
    of $2,636,831                                                                      4,394,717             --
  Loss from operations of discontinued Internet service provider subsidiary, net of
    income tax benefit of $159,404 and $158,203, respectively                           (265,674)      (2,295,583)
  Gain on sale of Internet service provider subsidiary, net of income tax
    provision of $139,746                                                                232,911             --
                                                                                     -----------      -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                             4,473,331       (2,031,911)
                                                                                     -----------      -----------
NET INCOME (LOSS)                                                                    $ 1,892,816      $(5,823,103)
                                                                                     ===========      ===========
NET INCOME (LOSS) PER  COMMON SHARE (Note 4):
  Loss before discontinued operations:
    Basic                                                                            $     (0.30)     $     (0.46)
    Diluted                                                                          $     (0.29)     $     (0.46)
                                                                                     ===========      ===========
  Net income (loss):
    Basic                                                                            $      0.22      $     (0.71)
    Diluted                                                                          $      0.21      $     (0.71)
                                                                                     ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                                8,660,717        8,242,116
  Diluted                                                                              8,862,132        8,242,116
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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (As Restated)
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                        1998              1997
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $  1,892,816      $ (5,823,103)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Gain on sale of direct mail marketing and
      Internet service operations                                     (7,404,205)             --
      Depreciation and amortization                                    1,126,854           115,015
      Acquired research and development                                     --           2,232,961
      Stock issued in lieu of compensation                                61,250              --
      Amortization of goodwill                                            30,838              --
      Loss on disposition of equipment                                    11,196              --
      Changes in operating assets and liabilities, net of
      effect of acquisition and dispositions:
          Trade accounts receivable                                       98,563            (2,207)
          Inventory                                                      193,886              --
          Net current assets of discontinued operations                     --              73,592
          Other current assets                                          (282,348)          (48,828)
          Other assets                                                   (24,675)          (33,331)
          Accounts payable                                              (805,328)           16,364
          Accrued liabilities                                           (203,570)           54,132
          Other current liabilities                                       33,000              --
                                                                    ------------      ------------
      Net cash used in operating activities                           (5,271,723)       (3,415,405)
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in investment                                                (750,000)             --
  Purchase of property and equipment                                    (802,414)       (2,675,116)
  Increase in net non-current assets of discontinued operations             --            (608,118)
  Proceeds from sale of equipment                                         20,938              --
                                                                    ------------      ------------
      Net cash used in investing activities                           (1,531,476)       (3,283,234)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of direct mail marketing and Internet
    services operations                                                6,857,300              --
  Net proceeds from the issuance of common stock and other
      contributed capital                                                   --           1,829,555
  Net proceeds from sale and lease back of equipment                   2,750,000              --
  Principal payments on capital lease obligation                        (429,346)             --
  Principal payments on notes payable                                   (288,812)          (43,201)
  Acquisition of common stock                                           (200,000)             --
  Proceeds from borrowings                                                86,000              --
  Net proceeds from the exercise of common stock options                  22,418              --
                                                                    ------------      ------------
      Net cash provided by financing activities                        8,797,560         1,786,354
                                                                    ------------      ------------
NET INCREASE (DECREASE ) IN CASH                                       1,994,361        (4,912,285)
CASH AT BEGINNING OF PERIOD                                            4,952,274        13,159,404
                                                                    ------------      ------------
CASH AT END OF PERIOD                                               $  6,946,635      $  8,247,119
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

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended March 31, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported. Changes have been madein the method used for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Inc. and Books Now, Inc. (see Note
2). Previously, the Company had used a 25 percent discount from the quoted market price due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions. The impacts of the restatement on income (loss) before discontinued operations and net income (loss) are as follows:

                                                      Previously                         Previously
                                                       Reported          Restated         Reported           Restated
                                                   ----------------------------------- ---------------------------------
            Three Months ended March 31,                           1998                              1997
-------------------------------------------------------------------------------------- ---------------------------------
Income (loss) before discontinued operations       $   1,069,607     $   1,065,701     $  (1,660,009)     $  (1,660,009)
Net income (loss)                                  $   5,625,989     $   5,622,083     $  (3,362,114)     $  (3,920,354)
Diluted income (loss) per share:
  Income (loss) before discontinued operations     $        0.12     $        0.12     $       (0.20)     $       (0.20)
  Net income (loss)                                $        0.64     $        0.64     $       (0.40)     $       (0.46)

            Nine Months ended March 31,                            1998                              1997
-------------------------------------------------------------------------------------- ---------------------------------
Income (loss) before discontinued operations       $  (2,576,609)    $  (2,580,515)    $  (3,791,192)     $  (3,791,192)
Net income (loss)                                  $   1,896,722     $   1,892,816     $  (5,264,863)     $  (5,823,103)
Diluted income (loss) per share:
  (Loss) before discontinued operations            $       (0.30)    $       (0.29)    $       (0.46)     $       (0.46)
  Net income (loss)                                $        0.21     $        0.21     $       (0.64)     $       (0.71)

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

                                          Pro Forma            Pro Forma            Pro Forma
                                         Three Months         Nine Months          Nine Months
                                            Ended                Ended                Ended
                                        March 31, 1997       March 31, 1997       March 31, 1998
                                         (Unaudited)          (Unaudited)          (Unaudited)
                                         -----------          -----------          -----------
Net sales                                $   103,185          $   224,114          $   632,017
Income (loss) from continuing
  operations                              (1,838,630)          (4,369,944)          (5,427,685)
Net income (loss)                         (3,980,309)          (5,995,472)           1,729,319
Net (loss) per common share from
  continuing operations:
    Basic and diluted                          (0.21)               (0.52)               (0.49)
Net income (loss) per
  common share:
    Basic and diluted                          (0.46)               (0.72)                0.19

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


Results of Operations


Three months ended March 31, 1998 compared with three months ended March 31, 1997, and nine months ended March 31, 1998 compared with nine months ended March 31, 1997.

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


                                                     DATAMARK HOLDING, INC.


Date:  June 14, 1999                        By    /s/ Mitchell Edwards
                                              ----------------------------------
                                                  Mitchell Edwards
                                                  Chief Financial Officer