Form 10-K/A
period 1998-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-06-15
CIK 774055

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
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from      to
                                                      -----   -----
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

                                    Yes    X        No
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
         Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated herein by reference, as indicated herein.

                                     PART I

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following audited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.


                                                                           For the Year Ended June 30,
                                                                           ---------------------------
                                                        1998          1997            1996            1995           1994
                                                        ----          ----            ----            ----           ----
Statement of Operations Data:
Net sales                                         $    803,011    $      8,812    $       --       $              $       --
Cost of sales                                          745,871             492            --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
 Gross margin                                           57,140           8,320            --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Operating expenses:
 General and administrative                          4,092,737       1,400,916         685,528          56,199
 Depreciation and amortization                       1,545,090         398,066          86,828          25,413
 Research and development                            1,432,006       3,966,185       1,478,890         535,502
 Selling                                             1,290,012       1,897,665            --              --
 Compensation expense related to
  issuance of options by principal
  stockholder                                         --              --             1,484,375            --              --
                                                  ------------    ------------    ------------    ------------    ------------
                                                     8,359,845       7,662,832       3,735,621         617,114            --
                                                  ------------    ------------    ------------    ------------    ------------
Other income (expense), net                             20,738         495,661          57,209            (973)           --
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations
 before  income taxes and discontinued
  operations                                        (8,281,967)     (7,158,851)     (3,678,412)       (618,087)
Income tax benefit                                   2,684,000            --            91,999         132,681            --
                                                  ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                   $ (5,597,967)  $    (485,406)   $  (3586,413)    $  (485,406)           --
                                                  ------------    ------------    ------------    ------------    ------------
Discontinued operations:
  Income from discontinued direct
   mail advertising operations, net of
   income taxes                                        111,377         300,438         153,332         221,136          62,998
  Gain on sale of direct mail advertising
   operations, net of income taxes                   4,394,717            --              --              --              --
  Loss from discontinued internet
   service provider subsidiary, net of
    income taxes                                      (265,674)     (3,040,643)           --              --              --
  Gain on sale of Internet service
   provider  subsidiary, net of
    income taxes                                       232,911            --              --              --              --
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) from discontinued
operations                                           4,473,331      (2,740,205)        153,332         221,136          62,998
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss)                                   (1,124,636)  $  (9,899,056)     (3,433,081)       (264,270)         62,998
                                                  ============    ============    ============    ============    ============

Net income (loss)  per common share:
  Income (loss) from continuing
  operations:
    Basic                                                (0.66)          (0.86)          (0.61)          (0.10)           --
    Diluted                                              (0.66)          (0.86)          (0.61)          (0.10)           --

Net income (loss):
    Basic                                                (0.13)          (1.19)          (0.58)          (0.06)           0.01
    Diluted                                              (0.13)          (1.19)        (0..58)           (0.06)           0.01

Weighted average common shares outstanding:
    Basic                                            8,422,345       8,309,467       5,917,491       4,713,028       4,282,299
    Diluted                                          8,422,345       8,309,467       5,917,491       4,713,028       4,432,881

                                                                             As of June 30,
                                                                             --------------
                                                         1998            1997            1996            1995            1994
                                                  ------------    ------------    ------------    ------------    ------------
    Balance Sheet Data:
    Working capital                               $  3,639,313   $   3,624,308    $12,774,113       $  794,156    $    350,428
    Total assets                                    24,020,746      11,320,660      16,222,902       1,073,225         476,210
    Long-term obligations                            1,384,132            --              --              --              --
    Stockholders' equity                            18,995,696       9,826,083      15,541,624       1,073,225         476,210

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------           -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

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


         In January 1998, the Company acquired all of the outstanding stock of Books Now, a seller of books through advertisements in magazines and over the Internet. The shareholders of Books Now received 100,000 shares of the Company's common stock valued at $312,500 upon signing the agreement and can receive 87,500 additional shares per year for the next three years based on performance goals established in the agreement. The common shares issued were recorded at the quoted market price on the date of acquisition. The annual number of shares could increase up to a maximum of 175,000 shares if the Company's average stock price, as defined, does not exceed $8.50 per share at the end of the three-year period. The Company granted certain piggyback registration rights and a one time demand registration right with regard to the shares received under the agreement. The Company also entered into a three-year employment agreement with the president of Books Now that provides for base annual compensation of $81,000 and a bonus on pretax income ranging from 5% to 8% based on the level of earnings.

         The acquisition was accounted for as a purchase. Books Now's results of operations are included in the accompanying consolidated financial statements since the date of acquisition.

         In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc., a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 common shares were issued valued at $762,503, and an additional 523,960 common shares may be issued upon the attainment by WeatherLabs of certain financial performance targets. The common shares issued were recorded at the quoted market price on the date of acquisition.

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

         Under the original contract with AOL the Company was to be one of only two ly displayed online stores ("permanent anchor tenant") for the sale of videos on the AOL channels where subscribers would most likely go to purchase videos. In addition to the predominant display on the AOL channels, AOL was providing advertising on its other channels to send customers to the permanent anchor tenant sites. The permanent anchor tenancy included "above the fold placement" (no scrolling required to see the Company's video site) and an oversized logo (larger than a banner or a button). Under the amended contract with AOL the Company will only receive "button" placement on the AOL shopping channel. "Button" placement is not predominant on the AOL channels, is smaller, need not be "above the fold" and is not the beneficiary of AOL advertising designed to send customers to the site.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the fair market value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

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

                                                               For the three months ended
                                                               --------------------------
                                               Sep. 30, 1997   Dec. 31, 1997   Mar. 31, 1998     Jun 30, 1998
                                               -------------   -------------   -------------     ------------


Net sales                                     $    17,545      $     1,942      $   385,671      $   397,853
Cost of sales                                       5,459           59,598          258,144          422,670
                                              -----------      -----------      -----------      -----------
     Gross margin                                  12,086          (57,656)       127,527            (24,817)
                                              -----------      -----------      -----------      -----------
Operating expenses:
     General and administrative                   548,659          425,483          738,944        2,379,651
     Depreciation and amortization                385,904          398,817          387,235          373,134
     Research and development                     473,350          373,717          454,218          130,721
     Selling                                      642,006          336,355          188,861          122,790
                                              -----------      -----------      -----------      -----------
                                                2,049,919        1,534,372        1,769,258        3,006,296
                                              -----------      -----------      -----------      -----------
Other income (expense), net                        61,063          (27,589)         (26,397)          13,661
                                              -----------      -----------      -----------      -----------
Loss  from continuing operations before
 income taxes and discontinued operations      (1,976,770)      (1,619,617)      (1,668,128)      (3,017,452)
Benefit (provision) for income taxes                 --            (49,829)       2,733,829             --
                                              -----------      -----------      -----------      -----------
Income (loss) from continuing operations       (1,976,770)      (1,669,446)       1,065,701       (3,017,452)
                                              -----------      -----------      -----------      -----------
Discontinued operations:
Income (loss) from continuing operations
  advertising operations, net of income
   taxes                                          110,558           51,368          (50,548)            --
Loss from operations of discontinued
 internet service subsidiary, net of
  income taxes                                   (121,431)        (123,546)         (20,698)            --
Gain on sale of direct mail advertising
  operations, net of income taxes                    --                 --        4,394,717             --
Gain  on sale of internet service
  provider subsidiary, net of income taxes           --                 --          232,911             --
                                              -----------      -----------      -----------      -----------
Income (loss) from discontinued                   (10,873)         (72,178)       4,556,382             --
                                              -----------      -----------      -----------      -----------
Net income (loss)                             $(1,987,643)     $ 1,741,624      $5,622,0834)     $(3,017,452)

Net income (loss) per common share:

  Income (loss) from continuing operations:
    Basic                                     $     (0.23)     $     (0.19)   $        0.12      $     (0.39)
    Diluted                                         (0.23)           (0.19)            0.12            (0.39)

  Net income (loss):
    Basic                                           (0.23)           (0.20)            0.64            (0.39)
    Diluted                                         (0.23)           (0.20)            0.64            (0.39)

Weighted average common shares
outstanding
    Basic                                       8,560,932        8,605,767        8,763,505        7,723,563
    Diluted                                     8,560,932        8,605,767        8,832,086        7,723,563


                                                     For the three months ended
                                                     --------------------------
                                            Sep. 30, 1996  Dec. 31, 1996   Mar 31, 1997  Jun. 30, 1997
                                            -------------  -------------   ------------  -------------

Net sales                                            --             --             --            8,812
Cost of sales                                        --             --             --              492
                                              -----------    -----------    -----------    -----------
     Gross margin                                    --             --             --            8,320
                                              -----------    -----------    -----------    -----------
Operating expenses:
     Research and development                     307,754        660,362        970,194      2,027,875
     General and administrative                   109,027        272,640        388,405        630,844
     Selling                                      657,871        273,582        341,400        624,812
     Depreciation and amortization                 65,709         73,769         80,269        178,319
                                              -----------    -----------    -----------    -----------
                                                1,140,361      1,280,353      1,780,268      3,461,850
                                              -----------    -----------    -----------    -----------
Other income (expense), net                       160,691        128,840        120,259         85,871
Loss  from continuing operations before
 income taxes and discontinued
  operations                                     (979,670)    (1,151,513)    (1,660,009)    (3,367,659)
Income tax benefit                                 51,813         33,850           --          (85,663)
                                              -----------    -----------    -----------    -----------
Loss from continuing operations                  (927,857)    (1,117,663)    (1,660,009)    (3,453,322)
                                              -----------    -----------    -----------    -----------
Discontinued operations:
 Income from discontinued direct mail
  advertising operations, net of
   income taxes                                    86,356         56,415        120,901         36,766
 Loss from discontinued internet
  service provider subsidiary, net
   of income taxes                                   --             --       (2,381,246)      (659,397)
                                              -----------    -----------    -----------    -----------
Income (loss) from discontinued
 operations                                        86,356         56,415     (2,260,345)      (622,361)
                                              -----------    -----------    -----------    -----------
Net loss                                      $  (841,501)   $(1,061,248)   $(3,920,354)   $(4,075,953)
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

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the fair market value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

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


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
May 3, 1999


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (AS RESTATED)
                          AS OF JUNE 30, 1998 AND 1997

                                     ASSETS


                                                                                    1998                  1997
                                                                            -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                     $     3,211,724      $     4,938,404
   Trade accounts receivable                                                         16,459                 --
   Inventory                                                                         21,046                 --
   Current portion of AOL anchor tenant placement costs                           3,237,281                 --
   Prepaid expenses and other current assets                                        793,721               74,742
   Net current assets of discontinued operations                                       --                105,739
                                                                          -------------------- --------------------
                Total current assets                                              7,280,231            5,118,885
                                                                          -------------------- --------------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                  6,225,817            5,210,607
   Furniture, fixtures and leasehold improvements                                   777,419              724,717
   Vehicles                                                                            --                 29,059
                                                                          -------------------- --------------------
                                                                                  7,003,236            5,964,383
   Less accumulated depreciation and amortization                                (2,109,736)            (510,307)
                                                                          -------------------- --------------------

                Net property and equipment                                        4,893,500            5,454,076
                                                                          -------------------- --------------------
AOL ANCHOR TENANT PLACEMENT COSTS, net of
 current portion                                                                  8,136,841                 --
                                                                          -------------------- --------------------
GOODWILL, net of accumulated amortization of $76,699                              1,441,459                 --
                                                                          -------------------- --------------------
RECEIVABLE FROM DIGITAL COURIER
 INTERNATIONAL, INC.                                                                810,215                 --
                                                                          -------------------- --------------------
NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                        --                 709,063
                                                                          -------------------- --------------------

OTHER ASSETS                                                                      1,458,500               38,636
                                                                          -------------------- --------------------
                                                                            $    24,020,746      $    11,320,660
                                                                          ==================== ====================



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                          AS OF JUNE 30, 1998 AND 1997

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                          1998               1997
                                                                                ------------------ ---------------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                   $    1,006,906     $          --
   Note payable                                                                          100,000                --
   Accounts payable                                                                    1,458,598          1,086,474
   Accrued rental payments for vacated facilities                                        544,014                --
   Other accrued liabilities                                                             531,400            408,103
                                                                                ------------------ ---------------------

                Total current liabilities                                              3,640,918          1,494,577
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                      1,384,132                --
                                                                                ------------------ ---------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 7 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares
    authorized, no shares issued                                                            --                  --
   Common stock, $.0001 par value; 20,000,000
   shares authorized, 8,268,489  and 8,560,932 shares outstanding,
   respectively                                                                              827                856
   Additional paid-in capital                                                         31,196,354         23,272,606
   Warrants outstanding                                                                2,519,106                --
   Receivable to be settled through the repurchase of common
    shares by the Company                                                               (148,576)               --
   Accumulated deficit                                                               (14,572,015)       (13,447,379)
                                                                                ------------------ ---------------------
                Total stockholders' equity                                            18,995,696          9,826,083
                                                                                ------------------ ---------------------
                                                                                  $   24,020,746     $   11,320,660
                                                                                ================== =====================



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                                        1998                1997               1996
                                                             ------------------- -------------------- -------------------
NET SALES                                                      $       803,011     $         8,812       $        --
COST OF SALES                                                          745,871                 492                --
                                                             ------------------- -------------------- -------------------
                Gross margin                                            57,140               8,320                --
                                                             ------------------- -------------------- -------------------
OPERATING EXPENSES:
   General and administrative                                        4,092,737           1,400,916             685,528
   Depreciation and amortization                                     1,545,090             398,066              86,828
   Research and development                                          1,432,006           3,966,185           1,478,890
   Selling                                                           1,290,012           1,897,665                --
   Compensation expense related to issuance of options by
     principal stockholder                                                --                --               1,484,375
                                                             ------------------- -------------------- -------------------
                Total operating expenses                             8,359,845           7,662,832           3,735,621
                                                             ------------------- -------------------- -------------------
OPERATING LOSS                                                      (8,302,705)         (7,654,512)         (3,735,621)
                                                             ------------------- -------------------- -------------------
OTHER INCOME (EXPENSE):
   Interest and other income                                           178,354             496,365              95,408
   Interest expense                                                   (157,616)               (704)            (38,199)
                                                             ------------------- -------------------- -------------------
                Net other income                                        20,738             495,661              57,209
                                                             ------------------- -------------------- -------------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                (8,281,967)         (7,158,851)         (3,678,412)
INCOME TAX BENEFIT                                                   2,684,000                -                 91,999
                                                             ------------------- -------------------- -------------------
LOSS FROM CONTINUING OPERATIONS                                     (5,597,967)         (7,158,851)         (3,586,413)
                                                             ------------------- -------------------- -------------------


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                    1998                1997                 1996
                                                             ------------------- -------------------- -------------------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued  direct
    mail  advertising  operations, net of income tax
    provision of $66,827, $180,263 and $91,999,
    respectively                                               $       111,377      $      300,438       $     153,332

   Gain on sale of direct mail advertising operations, net
    of income tax provision of $2,636,831                            4,394,717                --                   --

   Loss from operations of discontinued Internet service
    provider subsidiary, net of income tax benefit of
     $159,404 and $180,263, respectively                              (265,674)         (3,040,643)                --

   Gain on sale of Internet service provider subsidiary,
    net of income tax provision of $139,746                            232,911                --                   --
                                                             ------------------- -------------------- -------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                           4,473,331          (2,740,205)            153,332
                                                             ------------------- -------------------- -------------------
NET LOSS                                                       $    (1,124,636)    $    (9,899,056)      $  (3,433,081)
                                                             =================== ==================== ===================

NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                         $        (0.66)     $        (0.86)       $       (0.61)
                                                             =================== ==================== ===================

   Income (loss) from discontinued operations:
     Basic and diluted                                         $         0.53      $        (0.33)       $        0.03
                                                             =================== ==================== ===================

   Net Loss:
     Basic and diluted                                         $        (0.13)     $        (1.19)       $       (0.58)
                                                             =================== ==================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                               8,422,345           8,309,467           5,917,491
                                                             =================== ==================== ===================


          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                                     Additional
                                                             Common Stock             Paid-in           Warrants

                                                          Shares        Amount        Capital         Outstanding

                                                      --------------- ----------- ----------------- -----------------
BALANCE, June 30, 1995                                   5,539,953   $        554   $  1,187,913   $      --

Issuance of common stock for cash, net of offering
 costs of $1,524,538                                     1,992,179            199     13,914,650          --

Stock subscriptions, net of commissions of $166,238        214,500             21      1,496,116          --

Exercise of stock warrants                                 321,775             32      2,493,724          --

Issuance of options by principal stockholder                  --             --        1,484,375          --

Exercise of stock options                                   17,000              2          8,498          --

Net loss                                                      --             --             --            --
                                                      ------------   ------------   ------------   -----------

BALANCE, June 30, 1996                                   8,085,407            808     20,585,276          --

Exercise of stock options                                  102,400             10         78,405          --

Collection of stock subscriptions receivable                  --             --             --            --

Exercise of stock warrants                                  36,125              4        279,965          --

Issuance of common stock to purchase computer
 software                                                   12,000              1         95,999          --

Issuance of common stock to acquire Sisna                  325,000             33      2,232,961          --

Net loss                                                      --             --             --            --
                                                      ------------   ------------   ------------   -----------

BALANCE, June 30, 1997                                   8,560,932            856     23,272,606          --
                                                      ------------   ------------   ------------   -----------

                                                                              Stock
                                                         Receivable To    Subscriptions      Accumulated
                                                              Be
                                                          Settled In        Receivable         Deficit
                                                             Stock
                                                        ---------------- ----------------- ----------------
BALANCE, June 30, 1995                                   $    --          $    --          $   (115,242)

Issuance of common stock for cash, net of offering
 costs of $1,524,538                                          --               --                --

Stock subscriptions, net of commissions of $166,238           --           (1,496,137)           --

Exercise of stock warrants                                    --               --                --

Issuance of options by principal stockholder                  --               --                --

Exercise of stock options                                     --               --                --

Net loss                                                      --               --            (3,433,081)
                                                         ---------       ------------      ---------------
BALANCE, June 30, 1996                                        --           (1,496,137)       (3,548,323)

Exercise of stock options                                     --               --                --

Collection of stock subscriptions receivable                  --            1,496,137            --

Exercise of stock warrants                                    --               --                --

Issuance of common stock to purchase computer                 --               --                --

Issuance of common stock to acquire Sisna                     --               --                --

Net loss                                                      --               --            (9,899,056)
                                                         ---------       ------------      ---------------
BALANCE, June 30, 1997                                        --               --           (13,447,379)
                                                         ---------       ------------      ---------------



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                                                                                     Additional
                                                             Common Stock             Paid-in           Warrants

                                                          Shares        Amount        Capital         Outstanding
                                                      --------------- ----------- ----------------- -----------------
BALANCE, June 30, 1997                                   8,560,932       $  856    $   23,272,606   $
                                                                                                              --

Exercise of stock options                                  424,815           42           539,093             --


Acquisition of shares in cashless exercise of stock
 options                                                  (132,822)         (13)         (488,329)            --

Issuance of common stock for compensation                   20,000            2            61,248             --

Compensation expense recorded in connection with
 grant of stock options                                       --            --            343,750             --

Issuance of common stock to acquire Books Now,                                                          --
 Inc.                                                      100,000           10           312,490

Issuance of common stock to acquire WeatherLabs,
 Inc.                                                      253,260           26           762,478             --

Issuance of common stock and warrants in connection
 with AOL agreement                                        955,414           96         8,329,920         2,519,106

Purchase of common stock from officers for cash         (1,866,110)        (187)       (1,699,813)            --

Reacquisition and retirement of common stock in
 connection with sale of Sisna                             (35,000)          (4)         (141,090)            --

Reacquisition of common stock issued to purchase
 computer software                                         (12,000)         (1)           (95,999)            --

Receivable to be settled through the repurchase of
 common shares by the Company                                 --            --                --              --

Net loss                                                      --            --                --              --
                                                      --------------- ----------- ----------------- -----------------

BALANCE, June 30, 1998                                   8,268,489     $   827     $   31,196,354     $   2,519,106
                                                      =============== =========== ================= =================
                                                                             Stock
                                                        Receivable To    Subscriptions      Accumulated
                                                             Be
                                                         Settled In        Receivable         Deficit
BALANCE, June 30, 1997                                      Stock
                                                       ---------------- ----------------- ----------------

Exercise of stock options                                 $      --        $      --         $(13,447,379)

Acquisition of shares in cashless exercise of stock
 options                                                         --               --                 --

Issuance of common stock for compensation                        --               --                 --

Compensation expense recorded in connection with
 grant of stock options                                          --               --                 --

Issuance of common stock to acquire Books Now, Inc.              --               --                 --

Issuance of common stock to acquire WeatherLabs,
 Inc.                                                            --               --                 --

Issuance of common stock and warrants in connection
 with AOL agreement                                              --               --                 --

Purchase of common stock from officers for cash                  --               --                 --

Reacquisition and retirement of common stock in
 connection with sale of Sisna                                   --               --                 --

Reacquisition of common stock issued to purchase
 computer software                                               --               --                 --

Receivable to be settled through the repurchase of
 common shares by the Company                                    --               --                 --

Net loss
                                                             (148,576)            --                 --

BALANCE, June 30, 1998                                           --               --           (1,124,636)
                                                       ---------------- ----------------- ----------------

                                                          $  (148,576)    $       --        $ (14,572,015)
                                                       ================ ================= ================



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash

                                                                                     1998               1997                1996
                                                                             ------------------ ------------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $  (1,124,636)     $  (9,899,056)      $  (3,433,081)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Gains on sales of direct mail and Internet service operations              (7,404,205)              --                  --
       Depreciation and amortization                                               1,545,090            398,066              86,828
       Provision for reserve against CommTouch Ltd. investment                       375,000               --                  --
       Compensation expense related to issuance of stock options                     343,750               --             1,484,375
       Issuance of common stock as compensation                                       61,250               --                  --
       Compensation expense related to cashless exercise of stock options             18,375               --                  --
       Loss on disposition of equipment                                               11,196               --                  --
       Expense purchased research and development                                       -             2,232,961                --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                                101,653              8,206              (8,206)
            Inventory                                                                    836               --                  --
            AOL anchor tenant placement costs                                       (525,000)              --                  --
            Prepaid expenses and other current assets                               (520,737)           (74,742)              2,042
            Net current assets of discontinued operations                               --              182,041            (178,964)
            Other assets                                                             (13,360)           (38,636)             84,570
            Accounts payable                                                         446,168            588,899             443,813
            Accrued liabilities                                                      306,650            267,601             133,056
                                                                             ------------------ ------------------- ---------------

                Net cash used in operating activities                             (6,377,970)        (6,334,660)         (1,385,567)
                                                                             ------------------ ------------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (794,344)        (3,188,360)         (2,589,212)
   Net proceeds from the sale of direct mail advertising operations                6,857,300               --                  --
   Proceeds from sale of equipment                                                    20,938               --                  --
   Increase in receivable from Digital Courier International, Inc.                  (810,215)              --                  --
   Increase in net long-term assets of discontinued operations                          --             (509,334)            (70,628)
   Cash of discontinued operations                                                    13,870               --                  --
   Investment in CommTouch, Ltd.                                                    (750,000)              --                  --
                                                                             ------------------ ------------------- ---------------

                Net cash used in investing activities                              4,537,549         (3,697,694)         (2,659,840)
                                                                             ------------------ ------------------- ---------------







          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (AS RESTATED) (Continued)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                           Increase (Decrease) in Cash


                                                                                   1998                1997                1996
                                                                             ------------------ ------------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale and lease back of equipment                          $   2,650,000      $        --         $        --
   Net proceeds from issuance of common stock and other
    contributed capital                                                               32,417            358,418          16,417,105
   Collection of receivables from sale of common stock                                  -             1,496,137             719,000
   Proceeds from borrowings                                                           86,000               --                29,701
   Purchase of common stock from officers                                         (1,700,000)              --                   --
   Principal payments on capital lease obligation                                   (690,183)              --                   --
   Principal payments on borrowings                                                 (264,493)           (43,201)                --
                                                                             ------------------ ------------------- ---------------

                Net cash provided by financing activities                            113,741          1,811,354          17,165,806
                                                                             ------------------ ------------------- ---------------

NET INCREASE (DECREASE) IN CASH                                                   (1,726,680)        (8,221,000)         13,120,399
CASH AT BEGINNING OF YEAR                                                          4,938,404         13,159,404              39,005
                                                                            ------------------ ------------------- ---------------

CASH AT END OF YEAR                                                            $   3,211,724      $   4,938,404       $  13,159,404
                                                                             ================== =================== ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                      $     157,616      $       9,495       $      56,942



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

Subsequent Restatement of Amounts Previously Reported

 Subsequent to the Company filing its Annual Report on Form 10-K for the year ended June 30, 1998 with the Securities and Exchange Commission ("SEC"), the Company restated certain amounts previously reported for fiscal years 1998 and 1997. Changes have been made in the method used for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now and WeatherLabs (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125 and increased the WeatherLabs purchase price by $53,375. In addition, the Company had previously expensed $675,000 of direct response advertising related to the AOL Agreement (see Note 4) as paid because the amount paid was nonrefundable and the Company had no experience on which to evaluate the effectiveness of the direct response advertising. The restated amount of direct expense advertising will be expensed as the advertising services are received. The impacts of the restatement on loss from continuing operations and net loss are as follows:

                                                        Previously                        Previously
                                                         Reported         Restated         Reported         Restated
                                                      -------------------------------- -----------------------------
                Year Ended June 30,                                1998                              1997
----------------------------------------------------- -------------------------------- -----------------------------
Loss from continuing operations                        $(6,264,265)     $(5,597,967)    $(7,158,851)     $(7,158,851)
Net loss                                               $(1,790,934)     $(1,124,636)    $(9,340,816)     $(9,899,056)
Diluted loss per share:
  Loss from continuing operations                           $(0.74)          $(0.66)         $(0.86)          $(0.86)
  Net loss                                                  $(0.21)          $(0.13)         $(1.12)          $(1.19)

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

Other Assets

As of June 30, 1998 and 1997, other assets consist of the following:

                                                                               1998                1997
                                                                             ------------------- -------------------

       Noncurrent receivable from Focus Direct (see Note 3)                      $     700,000        $      --
       Investment in CommTouch preferred stock (see below)                             375,000               --
       Security deposit under capital lease arrangement (see Note 7)
                                                                                       250,000               --
       Deposits and other                                                              133,500             38,636
                                                                             =================== ===================

                                                                                 $   1,458,500        $    38,636
                                                                             =================== ===================


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

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the years ended June 30, 1998 and 1997 (assuming the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1996) are as follows:

                                                                             1998                    1997
                                                                     ---------------------- -----------------------

           Revenues                                                      $   1,171,200           $    368,802
           Loss from continuing operations                                  (6,344,701)            (7,600,932)
           Loss from continuing operations per share                             (0.73)                 (0.88)


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

Under the original contract with AOL the Company was to be one of only two predominantly displayed online stores ("permanent anchor tenant") for the sale of videos on the AOL channels where subscribers would most likely go to purchase videos. In addition to the predominant display on the AOL channels, AOL was providing advertising on its other channels to send customers to the permanent anchor tenant sites. The permanent anchor tenancy included "above the fold placement" (no scrolling required to see the Company's video site) and an oversized logo (larger than a banner or a button). Under the amended contract with AOL the Company will only receive "button" placement on the AOL shopping channel. "Button" placement is not predominant on the AOL channels, is smaller, need not be "above the fold" and is not the beneficiary of AOL advertising designed to send customers to the site.

As a result of the amendments to the Agreement, the Company determined that the AOL anchor tenant placement costs, less the fair market value of the permanent location on the AOL shopping channel of $139,206, should be written off as of December 31, 1998. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the Agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 as of December 31, 1998 related to the AOL Agreement.


(5)      NOTE PAYABLE

As of June 30, 1998, the Company has a note payable to an unrelated individual in the amount of $100,000. The note was assumed in the acquisition of WeatherLabs. The note is unsecured, bears interest at eight percent and is due on demand.

(6)      INCOME TAXES

The components of the net deferred income tax assets as of June 30, 1998 and 1997 are as follows:

                                                                                   1998                   1997
                                                                       ---------------------- ----------------------

           Net operating loss carryforwards                              $      3,341,000       $      3,464,800
           Accrued liabilities                                                    271,400                 83,400
           Receivable reserves and other                                          162,000                 22,000
                                                                       ---------------------- ----------------------

                           Total deferred income tax assets                     3,777,400              3,570,200

           Valuation allowance                                                 (3,777,400)            (3,570,200)
                                                                       ====================== ======================

                           Net deferred income tax asset                 $           --        $            --
                                                                       ====================== ======================

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

The Company assumed certain minor capital lease obligations related to equipment as a result of the acquisitions of Books Now and WeatherLabs. The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 1998 are as follows, net of sublease rentals:

                                                                        Operating Leases
                                                 Minimum     ------------------------------------------------------
                                                 Capital             Minimum           Deduct              Net
                                                  Lease               Lease           Sublease            Rental
               Year ending June 30,              Payments            Rentals          Rentals          Commitments
------------------------------------------ ----------------- ---------------- ----------------- -------------------

                    1999                       $ 1,155,481    $      537,293   $      188,617    $      348,676
                    2000                       1,150,872             475,109          267,166           207,943
                    2001                         301,321             293,791          198,044            95,747
                    2002                          13,763             120,478           99,122            21,356
                    2003                           5,220                --               --                --
                                           ----------------- ---------------- ----------------- -------------------

Total minimum lease payments                   2,626,657      $    1,426,671   $      752,949    $      673,722
                                           ================= ================ ================= ===================
Less amount representing interest
                                                (235,619)
                                           -----------------
Present value of net minimum lease
   payments, including current
   maturities of $1,006,906
                                            $  2,391,038
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

                                                      Options Outstanding
                                               Number of           Option Price
                                                 Shares              Per Share
                                           ------------------- ----------------------

         Balance at June 30, 1995                 150,592        $        0.25
           Granted                                470,000            5.00-9.00
                                           ------------------- ----------------------

         Balance at June 30, 1996                 620,592            0.25-9.00
           Granted                                 65,000                 3.25
           Expired or cancelled                  (100,000)                5.00
                                           ------------------- ----------------------

         Balance at June 30, 1997                 585,592            0.25-9.00
           Granted                                365,000            2.75-5.00
           Expired or cancelled                  (305,000)           3.25-7.75
           Exercised                             (150,592)                0.25
                                           =================== ======================

         Balance at June 30, 1998                 495,000          $2.75-9.00
                                           =================== ======================


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

                                                                        Options Outstanding
                                                                Number of             Option Price
                                                                  Shares               Per Share
                                                            ------------------- -------------------------

         Balance at June 30, 1995                                  634,946          $ 0.50-1.00
           Granted                                                 175,000                 7.75
           Expired or canceled                                    (341,323)           0.50-1.00
           Exercised                                               (17,000)                0.50
                                                            ------------------- -------------------------

         Balance at June 30, 1996                                  451,623            0.50-7.75
           Granted                                                 510,000            3.25-9.00
           Expired or canceled                                     (20,000)           0.50-5.00
           Exercised                                              (102,400)           0.50-1.00
                                                            ------------------- -------------------------

         Balance at June 30, 1997                                  839,223             0.50-9.00
           Granted                                                 635,000            2.75-7.75
           Expired or canceled                                    (250,000)           0.50-7.25
           Exercised                                              (274,223)           0.50-3.38

         Balance at June 30, 1996                                  950,000            2.75-9.00
                                                            =================== =========================

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

                                                             1998                    1997                    1996
                                                    ----------------------- ----------------------- -----------------------
         Net loss:
           As reported                               $     (1,124,636)       $     (9,899,056)       $    (3,433,081)
           Pro forma                                       (4,229,002)            (10,936,543)            (3,926,658)
         Net loss per share (basic and diluted):
           As reported                                          (0.13)                  (1.19)                 (0.58)
           Pro forma                                            (0.50)                  (1.32)                 (0.66)

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



                                         DIGITAL COURIER TECHNOLOGIES, INC.


Dated: June 14, 1999                     By /s/ James A. Egide
                                         --------------------------
                                         James A. Egide, Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                   Title                                    Date
---------                   -----                                    ----



/s/ James A. Egide          Director and Chairman                 June 14, 1999
-------------------------   of the Board
James A. Egide




/s/ Raymond J. Pittman      Director and Chief                    June 14, 1999
-------------------------   Operating Officer
Raymond J. Pittman




/s/ Mitchell L. Edwards     Director, Executive Vice President,   June 14, 1999
-------------------------   and Chief Financial Officer
Mitchell L. Edwards





-------------------------   Director                              June   , 1999
Glen Hartman





-------------------------   Director                              June   , 1999
Kenneth Woolley






/s/ Michael D. Bard         Controller                            June 14, 1999
-------------------------
Michael D. Bard