Form 10-Q/A
period 1998-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-06-15
CIK 774055

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
                                   (Unaudited)

                                     ASSETS

                                                                       September 30,       June 30,
                                                                           1998              1998
                                                                       ------------------------------
CURRENT ASSETS:
   Cash                                                                $     36,899      $  3,211,724
   Trade accounts receivable                                                 28,888            16,459
   Receivable from Focus Direct, Inc.                                       700,000              --
   Receivable from Gannaway, Inc.                                           378,172              --
   Inventory                                                                 28,518            21,046
   Current portion of AOL anchor tenant placement costs                   3,237,281         3,237,281
   Prepaid expenses and other current assets                              2,217,295           793,721
                                                                       ------------------------------
                Total current assets                                      6,627,053         7,280,231
                                                                       ------------------------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                                          6,580,827         6,225,817
   Furniture, fixtures and leasehold improvements                           752,419           777,419
                                                                       ------------------------------
                                                                          7,333,246         7,003,236
   Less accumulated depreciation and amortization                        (2,530,827)       (2,109,736)
                                                                       ------------------------------
                Net property and equipment                                4,802,419         4,893,500
                                                                       ------------------------------
AOL ANCHOR TENANT PLACEMENT COSTS, net of
 current portion                                                          8,136,841         8,136,841
                                                                       ------------------------------
GOODWILL, net of accumulated amortization of $342,634
 and $76,699, respectively                                               13,090,572         1,441,459
                                                                       ------------------------------
RECEIVABLE FROM DIGITAL COURIER
 INTERNATIONAL, INC                                                            --             810,215
                                                                       ------------------------------
OTHER ASSETS                                                                773,075         1,458,500
                                                                       ------------------------------

                                                                       $ 33,429,960      $ 24,020,746
                                                                       ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           September 30,       June 30,
                                                               1998              1998
                                                           ------------------------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations            $    998,069      $  1,006,906
   Note payable                                                 100,000           100,000
   Accounts payable                                           1,046,369         1,458,598
   Accrued rental payments for vacated facilities               426,924           544,014
   Other accrued liabilities                                    556,478           531,400
                                                           ------------------------------
                Total current liabilities                     3,127,840         3,640,918
                                                           ------------------------------
CAPITAL LEASE OBLIGATIONS, net of current portion             1,150,110         1,384,132
                                                           ------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares
     authorized, no shares issued                                  --                --
   Common stock, $.0001 par value; 20,000,000 shares
     authorized, 13,099,085 and 8,268,489 shares
       outstanding, respectively                                  1,310               827
   Additional paid-in capital                                45,597,765        31,196,354
   Warrants outstanding                                       3,406,106         2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                              (148,576)         (148,576)
   Stock subscription receivable                                (12,000)             --
   Accumulated deficit                                      (19,692,595)      (14,572,015)
                                                           ------------------------------
                Total stockholders' equity                   29,152,010        18,995,696
                                                           ------------------------------
                                                           $ 33,429,960      $ 24,020,746
                                                           ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                            1998             1997
                                                        ----------------------------
                                                        (As Restated)
NET SALES                                               $   319,352      $    17,545

COST OF SALES                                               179,881            5,459
                                                        ----------------------------

                Gross margin                                139,471           12,086
                                                        ----------------------------

OPERATING EXPENSES:
   Write off of in-process research and development       3,700,000             --
   Depreciation and amortization                            695,728          385,904
   General and administrative                               594,761          548,659
   Selling                                                  531,576          642,006
   Research and development                                  38,670          473,350
                                                        ----------------------------

                Total operating expenses                  5,560,735        2,049,919
                                                        ----------------------------

OPERATING LOSS                                           (5,421,264)      (2,037,833)
                                                        ----------------------------

OTHER INCOME (EXPENSE):
   Interest and other income                                  9,894           61,086
   Gain on sale of WorldNow assets                          333,245             --
   Interest expense                                         (42,455)             (23)
                                                        ----------------------------

                Other income, net                           300,684           61,063
                                                        ----------------------------

LOSS FROM CONTINUING OPERATIONS                          (5,120,580)      (1,976,770)
                                                        ----------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                           1998               1997
                                                                      -------------------------------
                                                                      (As Restated)
DISCONTINUED OPERATIONS:
   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $41,459               $          --       $    69,099

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $41,459                            --           (79,972)
                                                                      -------------------------------
(LOSS) FROM DISCONTINUED OPERATIONS                                              --           (10,873)

                                                                      -------------------------------

NET LOSS                                                              $    (5,120,580)    $(1,987,643)
                                                                      ===============================


NET LOSS PER COMMON SHARE:

   Loss from continuing operations:
     Basic and diluted                                                $         (0.56)    $     (0.23)
                                                                      ===============================

   Loss from discontinued operations:
     Basic and diluted                                                $          --       $      --
                                                                      ===============================

   Net loss:
     Basic and diluted                                                $         (0.56)    $     (0.23)
                                                                      ===============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                      9,191,351       8,560,932
                                                                      ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                             1998             1997
                                                                         -----------------------------
                                                                               (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(5,120,580)     $(1,987,643)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development           3,700,000             --
       Issuance of common stock and warrants in connection with
         @Home agreement                                                   1,110,307             --
       Depreciation and amortization                                         695,728          435,733
       Gain on sale of WorldNow assets                                      (333,245)            --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                        (12,429)          (4,536)
            Inventory                                                         (7,472)            --
            Prepaid expenses and other current assets                     (1,273,573)          13,807
            Net current assets of discontinued operations                       --             79,323
            Other assets                                                       5,925             --
            Accounts payable                                                (580,724)        (612,040)
            Accrued liabilities                                             (143,014)        (176,370)
            Other current liabilities                                           --             75,000
                                                                         -----------------------------
                Net cash used in operating activities                     (1,959,077)      (2,176,726)
                                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                          (849,203)            --
   Purchase of property and equipment                                       (330,010)        (469,344)
   Net proceeds from sale of WorldNow assets                                  55,074             --
   Increase in investments                                                      --           (750,000)
   Increase in net long-term assets of discontinued operations                  --            252,314
                                                                         -----------------------------
                Net cash used in investing activities                     (1,124,139)        (967,030)
                                                                         -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of stock
    options                                                                  151,250             --
   Principal payments on capital lease obligation                           (242,859)            --
                                                                         -----------------------------
                Net cash used in financing activities                        (91,609)            --
                                                                         -----------------------------
NET DECREASE IN CASH                                                      (3,174,825)      (3,143,756)
CASH AT BEGINNING OF PERIOD                                                3,211,724        4,938,404
                                                                         -----------------------------

CASH AT END OF PERIOD                                                    $    36,899      $ 1,794,648
                                                                         =============================


      See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                              1998             1997
                                                                         -----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $    38,999      $      --















     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

         The accompanying interim condensed financial statements as of September 30, 1998 and for the three months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 1999

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended September 30, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported as of September 30, 1998 and June 30, 1998 and for the three months ended September 30, 1998. The Company reevaluated the appraisal of the in process research and development ("IPR&D") associated with the acquisition of Digital Courier International, Inc. ("DCII"). The portion of the purchase price allocated to IPR&D was reduced from $5,600,000 to $3,700,000 (see Note 2). Additionally, changes have been made in the method used for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now, WeatherLabs and DCII (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of the acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125, increased the WeatherLabs purchase price by $53,375 and increased the DCII purchse price by $981,914. In addition, the Company had previously expensed $1,376,307 of advertising related to the @Home Agreement (see Note 4) as paid because the amount paid was nonrefundable and the Company had no experience on which to evaluate the effectiveness of the advertising. The restated amount of prepaid advertising will be expensed as the advertising services are received. As a result of the restatement, loss from continuing operations and net loss for the three months ended September 30, 1998 decreased from $(8,342,280) to $(5,120,580) or $(0.91) per diluted share to $(0.56) per diluted share.

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


Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the three months ended September 30, 1998 and 1997 (assuming the acquisitions of Books Now, WeatherLabs and DCII had occurred as of July 1, 1997 and excluding the write off of acquired in-process research and dvelopment of $3,700,000 in connection with the DCII acquisition) are as follows:


                                                 Three Month Ended September 30,
                                                 -----------------------------
                                                     1998              1997
                                                 -----------------------------

   Net sales                                     $   319,352      $   102,977
   Loss from continuing operations                (2,298,495)      (2,181,145)
   Loss per share from continuing operations           (0.18)           (0.16)


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

         Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of the Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants is $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the twenty-two business days ending on such anniversary of the closing. The warrants are callable by the Company if for thirty consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

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


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date:  June 14, 1999                By    /s/ Mitchell L. Edwards
                                          -------------------------------------
                                              Mitchell L. Edwards
                                              Chief Financial Officer