Form 10-Q/A
period 1998-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-06-15
CIK 774055

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
                                   (Unaudited)

                                     ASSETS

                                                            December 31,        June 30,
                                                                1998              1998
                                                            ------------------------------
CURRENT ASSETS:
   Cash                                                     $  1,705,621      $  3,211,724
   Trade accounts receivable                                      47,459            16,459
   Receivable from Focus Direct, Inc.                            700,000              --
   Receivable from Gannaway, Inc.                                378,172              --
   Inventory                                                        --              21,046
   Current portion of AOL anchor tenant placement costs          139,206         3,237,281
   Prepaid expenses and other current assets                   1,800,276           793,721
                                                            ------------------------------
                Total current assets                           4,770,734         7,280,231
                                                            ------------------------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                               6,237,964         6,225,817
   Furniture, fixtures and leasehold improvements                923,825           777,419
                                                            ------------------------------
                                                               7,161,789         7,003,236
   Less accumulated depreciation and amortization             (2,814,422)       (2,109,736)
                                                            ------------------------------
                Net property and equipment                     4,347,367         4,893,500
                                                            ------------------------------
GOODWILL, net of accumulated amortization of
 $1,014,730 and $76,699, respectively                         12,418,476         1,441,459
                                                            ------------------------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of
 current portion                                                    --           8,136,841
                                                            ------------------------------
RECEIVABLE FROM DIGITAL COURIER
 INTERNATIONAL, INC                                                 --             810,215
                                                            ------------------------------

OTHER ASSETS                                                     787,233         1,458,500
                                                            ------------------------------

                                                            $ 22,323,810      $ 24,020,746
                                                            ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS (AS RESTATED) (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   December 31,        June 30,
                                                                      1998               1998
                                                                  ------------------------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                   $  1,070,645      $  1,006,906
   Note payable                                                      1,221,828           100,000
   Accounts payable                                                    340,941         1,458,598
   Accrued rental payments for vacated facilities                      280,249           544,014
   Other accrued liabilities                                           575,230           531,400
                                                                  ------------------------------

                Total current liabilities                            3,488,893         3,640,918
                                                                  ------------------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                    1,002,278         1,384,132
                                                                  ------------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value; 2,500,000 shares
    authorized, no shares issued                                          --                --
   Common stock, $.0001 par value; 50,000,000  and 20,000,000 shares authorized, respectively, 13,959,211 and 8,268,489
    shares outstanding, respectively                                     1,396               827
   Additional paid-in capital                                       46,251,486        31,196,354
   Warrants outstanding                                                887,000         2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                         --            (148,576)
   Stock subscription receivable                                       (12,000)             --
   Accumulated deficit                                             (29,295,243)      (14,572,015)
                                                                  ------------------------------

                Total stockholders' equity                          17,832,639        18,995,696
                                                                  ------------------------------
                                                                  $ 22,323,810      $ 24,020,746
                                                                  ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                          1998           1997
                                                     (As Restated)

NET SALES                                            $   434,582      $     1,942

COST OF SALES                                            291,930           59,598
                                                     ----------------------------

                Gross margin (deficit)                   142,652          (57,656)
                                                     ----------------------------

OPERATING EXPENSES:
   AOL interactive marketing contract costs            5,156,135             --
   Selling                                             1,509,018          336,355
   Depreciation and amortization                       1,126,837          398,817
   General and administrative                            929,235          425,483
   Research and development                              843,996          373,717
                                                     ----------------------------

                Total operating expenses               9,565,221        1,534,372
                                                     ----------------------------

OPERATING LOSS                                        (9,422,569)      (1,592,028)
                                                     ----------------------------

OTHER INCOME (EXPENSE):
   Interest and other income                              16,502           27,597
   Adjustment to gain on sale of WorldNow assets         (25,000)            --
   Loss on dispositions of equipment                     (78,551)            --
   Interest expense                                      (93,030)         (55,186)
                                                     ----------------------------

                Other expense, net                      (180,079)         (27,589)
                                                     ----------------------------

LOSS FROM CONTINUING OPERATIONS                       (9,602,648)      (1,619,617)
                                                     ----------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                            1998              1997
                                                                        (As Restated)

DISCONTINUED OPERATIONS:

   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $55,696               $          --       $    92,827

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $55,696                            --          (214,834)
                                                                      -------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                                --          (122,007)
                                                                      -------------------------------
NET LOSS                                                              $    (9,602,648)    $(1,741,624)
                                                                      ===============================



NET LOSS PER COMMON SHARE:

   Loss from continuing operations:
     Basic and diluted                                                $         (0.70)    $     (0.19)
                                                                      ===============================

   Loss from discontinued operations:
     Basic and diluted                                                $                   $     (0.01)
                                                                      ===============================

   Net loss:
     Basic and diluted                                                $         (0.70)    $     (0.20)
                                                                      ===============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                     13,745,159       8,605,767
                                                                      ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                             1998              1997
                                                        (As Restated)

NET SALES                                               $    753,934      $     19,487

COST OF SALES                                                471,811            65,057
                                                        ------------------------------

                Gross margin (deficit)                       282,123           (45,570)
                                                        ------------------------------

OPERATING EXPENSES:
   AOL interactive marketing contract costs                5,156,135              --
   Write off of in-process research and development        3,700,000              --
   Selling                                                 2,040,594           978,361
   Depreciation and amortization                           1,822,565           784,721
   General and administrative                              1,523,996           974,142
   Research and development                                  882,666           847,067
                                                        ------------------------------

                Total operating expenses                  15,125,956         3,584,291
                                                        ------------------------------

OPERATING LOSS                                           (14,843,833)       (3,629,861)
                                                        ------------------------------

OTHER INCOME (EXPENSE):
   Interest and other income                                  26,396            88,683
   Gain on sale of WorldNow assets                           308,245              --
   Loss on dispositions of equipment                         (78,551)             --
   Interest and other expense                               (135,485)          (55,209)
                                                        ------------------------------
                Other income, net                            120,605            33,474
                                                        ------------------------------
LOSS FROM CONTINUING OPERATIONS                          (14,723,228)       (3,596,387)
                                                        ------------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                                           1998               1997
                                                                       (As Restated)

DISCONTINUED OPERATIONS:

   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $97,155               $          --       $   161,926

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $97,155                            --          (294,806)
                                                                      -------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                                --          (132,880)
                                                                      -------------------------------

NET LOSS                                                              $   (14,723,228)    $(3,729,267)
                                                                      ===============================


NET LOSS PER COMMON SHARE:
   Loss from continuing operations:
     Basic and diluted                                                $         (1.28)    $     (0.42)
                                                                      ===============================

   Loss from discontinued operations:
     Basic and diluted                                                $          --       $     (0.01)
                                                                      ===============================

   Net loss:
     Basic and diluted                                                $         (1.28)    $     (0.43)
                                                                      ===============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                     11,468,256       8,605,767
                                                                      ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                              1998               1997
                                                                         (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(14,723,228)     $ (3,729,267)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Write off of acquired in-process research and development            3,700,000              --
       Depreciation and amortization                                        1,822,565           784,721
       Issuance of common stock and warrants in connection with
         @Home agreement                                                    1,110,307              --
       Issuance of common stock for settlement with former
         shareholders of Books Now, Inc.                                    1,051,558              --
       Amortization and write-off of AOL anchor tenant placement
         costs                                                              5,156,135              --
       Gain on sale of WorldNow assets                                       (308,245)             --
       Loss on disposition of equipment                                        78,551            24,106
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                         (31,000)           (1,199)
            Receivable from Gannaway, Inc.                                    (78,172)             --
            Inventory                                                          21,046           (91,999)
            Prepaid expenses and other current assets                      (1,206,678)         (120,673)
            Net current assets of discontinued operations                        --             445,749
            Other assets                                                       (8,235)            7,123
            Accounts payable                                               (1,286,152)         (893,843)
            Accrued liabilities                                                (7,172)         (253,938)
            Accrued rental payments for vacated facilities                   (263,765)             --
                                                                         ------------------------------

                Net cash used in operating activities                      (4,972,485)       (3,829,220)
                                                                         ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                           (849,203)             --
   Purchase of property and equipment                                        (630,475)         (580,246)
   Net cash proceeds from sale of WorldNow assets                             108,246              --
   Increase in investments                                                       --            (750,000)
   Decrease in net long-term assets of discontinued operations                   --             118,602
   Proceeds from sale of equipment                                             72,225            20,938
                                                                         ------------------------------

                Net cash used in investing activities                      (1,299,207)       (1,190,706)
                                                                         ------------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                    1998               1997
                                                                               (As Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                                $ 3,298,000      $      --
   Net proceeds from borrowings                                                    1,000,000             --
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                     838,751           22,418
   Net proceeds from sale and lease back of equipment                                   --          2,750,000
   Principal payments on capital lease obligations                                  (318,115)        (224,689)
   Principal payments on borrowings                                                  (53,047)            --
                                                                                 ----------------------------
                Net cash provided by financing activities                          4,765,589        2,547,729
                                                                                 ----------------------------
NET DECREASE IN CASH                                                              (1,506,103)      (2,472,197)
CASH AT BEGINNING OF PERIOD                                                        3,211,724        4,938,404
                                                                                 ----------------------------
CASH AT END OF PERIOD                                                            $ 1,705,621      $ 2,466,207
                                                                                 ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                        $   131,804      $    55,209












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

         Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended December 31, 1998 with the Securities and Exchange Commission ("SEC"), the Company has restated certain amounts previously reported as of December 31, 1998 and June 30, 1998 and for the three and six months ended
December 31, 1998. Changes have been made in the method used for valuing the shares of common stock issued in connection with the acquisitions of Sisna, Books Now, WeatherLabs and DCII (see Note 2). Previously the Company had applied discounts to the quoted market prices on the dates of the acquisitions due to the shares being restricted and the Company's stock thinly traded. The restated amounts in the accompanying financial statements reflect the shares of common stock valued at the quoted market price on the dates of acquisitions, which increased the Sisna purchase price by $558,240, increased the Books Now purchase price by $78,125, increased the WeatherLabs purchse price by $53,375 and increased the DCII purchase price by $981,914. In addition, the Company previously expensed $675,000 of advertising expense related to the AOL Agreement (see Note 6) and $1,376,307 of advertising related to the @Home Agreement (See
Note 4) as paid because the amounts paid were nonrefundable and the Company had no experience on which to evaluate the effectiveness of the advertising. The restated amount of prepaid advertising will be expensed as advertising services are received. As a result of the restatement, loss from continuing operations and net loss for the three months ended December 31, 1998 increased from $(8,896,491) to $(9,602,648), or $(0.65) per diluted share to $(0.70) per diluted share, and decreased from $(15,370,438) to $(14,723,228), or $(1.34) per diluted share to $(1.28) per diluted share, for the six months ended December 31, 1998.

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

         Under the original contract with AOL the Company was to be one of only two predominantly displayed online stores ("permanent anchor tenant") for the sale of videos on the AOL channels where subscribers would most likely go to purchase videos. In addition to the predominant display on the AOL channels, AOL was providing advertising on its other channels to send customers to the permanent anchor tenant sites. The permanent anchor tenancy included "above the fold placement" (no scrolling required to see the Company's video site) and an oversized logo(larger than a banner or a button). Under the amended contract with AOL the Company will only receive "button" placement on the AOL shopping channel. "Button" placement is not predominant on the AOL channels, is smaller, need not be "above the fold" and is not the beneficiary of AOL advertising designed to send customers to the site.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location of the Shopping channel for 8 months, was written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in an net write-off of $5,156,135 during the three months ended December 31, 1998.

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

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location of the Shopping channel for 8 months, was written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,549,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,156,135 during the three months ended December 31, 1998.

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


                       DIGITAL COURIER TECHNOLOGIES, INC.



Date:  June 14, 1999                By  /s/ Mitchell L. Edwards
                                        ----------------------------------------
                                            Mitchell L. Edwards
                                            Chief Financial Officer