Form 10-Q/A
period 1999-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-06-15
CIK 774055

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

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                 March 31,        June 30,
                                                                   1999             1998
                                                             ------------------------------
 CURRENT ASSETS:
   Cash                                                       $  2,139,339      $  3,211,724
   Trade accounts receivable                                       142,175            16,459
   Receivable from Focus Direct, Inc.                              700,000              --
   Receivable from Gannaway, Inc.                                  200,000              --
   Prepaid advertising                                           1,146,922           675,000
   Prepaid software lease                                          628,861              --
   Inventory                                                          --              21,046
   Current portion of AOL anchor tenant placement costs             87,004         3,237,281
   Other current assets                                            506,801           118,721
                                                              ------------------------------
                Total current assets                             5,551,102         7,280,231
                                                             ------------------------------
 PROPERTY AND EQUIPMENT:
   Computer and office equipment                                 6,196,136         6,225,817
   Furniture, fixtures and leasehold improvements                  989,972           777,419
                                                             ------------------------------
                                                                 7,186,108         7,003,236
   Less accumulated depreciation and amortization               (3,225,223)       (2,109,736)
                                                             -------------------------------
                 Net property and equipment                      3,960,885         4,893,500
                                                             -------------------------------

GOODWILL, net of accumulated amortization of
 $1,686,824 and $76,699, respectively                           11,746,382         1,441,459
                                                             -------------------------------

AOL ANCHOR TENANT PLACEMENT COSTS, net of current portion
                                                                      --           8,136,841
                                                             -------------------------------
 RECEIVABLE FROM DIGITAL COURIER INTERNATIONAL, INC
                                                                      --             810,215
                                                             -------------------------------

OTHER ASSETS                                                       784,900         1,458,500
                                                             -------------------------------

                                                              $ 22,043,269      $ 24,020,746
                                                             ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,         June 30,
                                                                        1999              1998
                                                                   ------------------------------
CURRENT LIABILITIES:
   Current portion of capital lease obligations                    $  1,090,487      $  1,006,906
   Notes payable                                                      1,121,828           100,000
   Accounts payable                                                     256,950         1,458,598
   Accrued rental payments for vacated facilities                       267,483           544,014
   Other accrued liabilities                                            508,912           531,400
                                                                   ------------------------------
                Total current liabilities                             3,245,660         3,640,918
                                                                   ------------------------------
CAPITAL LEASE OBLIGATIONS, net of current portion                       720,715         1,384,132
                                                                   ------------------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized; 360 shares of
     Series A convertible issued and outstanding                      3,600,000              --
   Common stock, $.0001 par value; 50,000,000 shares
     authorized, 13,989,211 and 8,268,489 shares outstanding,
     respectively                                                         1,399               827
   Additional paid-in capital                                        45,982,483        31,196,354
   Warrants outstanding                                                 923,100         2,519,106
   Receivable to be settled through the repurchase of
     common shares by the Company                                          --            (148,576)
   Stock subscription receivable                                        (12,000)             --
   Accumulated deficit                                              (32,418,088)      (14,572,015)
                                                                   ------------------------------
                Total stockholders' equity                           18,076,894        18,995,696
                                                                   ------------------------------
                                                                   $ 22,043,269      $ 24,020,746
                                                                   ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                    1999             1998
                                                ----------------------------
NET SALES                                       $   464,300      $   385,671

COST OF SALES                                       255,771          258,144
                                                ----------------------------
                Gross margin                        208,529          127,527
                                                ----------------------------

OPERATING EXPENSES:
   Depreciation and amortization                  1,109,614          372,971
   General and administrative                     1,043,002          753,208
   Research and development                         496,578          454,218
   Selling                                          463,289          188,861
   AOL interactive marketing contract costs          52,202             --
                                                ----------------------------
                Total operating expenses          3,164,685        1,769,258
                                                ----------------------------
OPERATING LOSS                                   (2,956,156)      (1,641,731)
                                                ----------------------------

OTHER INCOME (EXPENSE):
   Interest and other income                         19,583           27,140
   Loss on dispositions of equipment                (58,109)            --
   Interest expense                                (128,163)         (53,537)
                                                ----------------------------
                Other expense, net                 (166,689)         (26,397)
                                                ----------------------------
LOSS BEFORE INCOME TAXES                         (3,122,845)      (1,668,128)

INCOME TAX BENEFIT                                     --          2,733,829
                                                ----------------------------
INCOME (LOSS)  FROM CONTINUING OPERATIONS        (3,122,845)       1,065,701
                                                ----------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                    1999               1998
                                                                               -------------------------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued direct mail advertising
     operations, net of income tax benefit of $30,329                          $          --       $   (50,548)

   Gain on sale of direct mail advertising operations, net of income
     tax provision of $2,636,831                                                          --         4,394,717

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $12,419                                     --           (20,698)

   Gain on sale of Internet service provider subsidiary, net of income tax
     provision of $139,746                                                                --           232,911
                                                                               -------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                       --         4,556,382
                                                                               -------------------------------
NET INCOME (LOSS)                                                              $    (3,122,845)    $ 5,622,083
                                                                               ===============================

NET INCOME (LOSS)  PER COMMON SHARE:
   Income (loss)  from continuing operations:
     Basic                                                                     $         (0.22)    $      0.12
     Diluted                                                                   $         (0.22)    $      0.12
                                                                               ===============================

   Income from discontinued operations:
     Basic                                                                     $          --       $      0.52
     Diluted                                                                   $          --       $      0.52
                                                                               ===============================

   Net income (loss):
     Basic                                                                     $         (0.22)    $      0.64
     Diluted                                                                   $         (0.22)    $      0.64
                                                                               ===============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                          14,166,766       8,763,505
     Diluted                                                                        14,166,766       8,832,086
                                                                               ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                         1999               1998
                                                    ------------------------------
NET SALES                                           $  1,218,234      $    405,158

COST OF SALES                                            727,582           323,201
                                                    ------------------------------
                Gross margin                             490,652            81,957
                                                    ------------------------------

OPERATING EXPENSES:
   AOL interactive marketing contract costs            5,208,337              --
   Acquired in-process research and development        3,700,000              --
   Depreciation and amortization                       2,932,179         1,157,692
   General and administrative                          2,566,998         1,727,350
   Selling                                             2,503,883         1,167,222
   Research and development                            1,379,244         1,301,285
                                                    ------------------------------
                Total operating expenses              18,290,641         5,353,549
                                                    ------------------------------
OPERATING LOSS                                       (17,799,989)       (5,271,592)
                                                    ------------------------------
OTHER INCOME (EXPENSE):
   Interest and other income                              45,979           115,823
   Gain on sale of WorldNow assets                       308,245              --
   Loss on dispositions of equipment                    (136,660)             --
   Interest expense                                     (263,648)         (108,746)
                                                    ------------------------------
                Other income (expense), net              (46,084)            7,077
                                                    ------------------------------
LOSS BEFORE INCOME TAXES                             (17,846,073)       (5,264,515)

INCOME TAX BENEFIT                                          --           2,684,000
                                                    ------------------------------
LOSS  FROM CONTINUING OPERATIONS                     (17,846,073)       (2,580,515)
                                                    ------------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                                     1999              1998
                                                                               -------------------------------
DISCONTINUED OPERATIONS:

   Income from operations of discontinued direct mail advertising
     operations, net of income tax provision of $66,827                        $          --       $   111,377

   Gain on sale of direct mail advertising operations, net of income tax
     provision of $2,636,831                                                              --         4,394,717

   Loss from operations of discontinued Internet service provider
     subsidiary, net of income tax benefit of $159,404                                    --          (265,674)

   Gain on sale of Internet service provider subsidiary, net of income tax
     provision of $139,746                                                                --           232,911
                                                                               -------------------------------
INCOME FROM DISCONTINUED OPERATIONS                                                       --         4,473,331
                                                                               -------------------------------
NET INCOME (LOSS)                                                              $   (17,846,073)    $ 1,892,816
                                                                               ===============================
NET INCOME (LOSS)  PER COMMON SHARE:

   Loss  from continuing operations:
     Basic                                                                     $         (1.44)    $     (0.30)
     Diluted                                                                   $         (1.44)    $     (0.29)
                                                                               ===============================

   Income from discontinued operations:
     Basic                                                                     $          --       $      0.52
     Diluted                                                                   $          --       $      0.50
                                                                               ===============================

   Net income (loss):
     Basic                                                                     $         (1.44)    $      0.22
     Diluted                                                                   $         (1.44)    $      0.21
                                                                               ===============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic                                                                          12,354,627       8,660,717
     Diluted                                                                        12,354,627       8,862,132
                                                                               ===============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                    1999               1998
                                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $(17,846,073)     $  1,892,816
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Amortization and write-off of AOL anchor tenant placement
        costs                                                                      5,208,337              --
       Gain on sale of direct mail marketing and Internet service
        operations                                                                      --          (7,404,205)
       Acquired in-process research and development                                3,700,000              --
       Depreciation and amortization                                               2,932,179         1,157,692
       Issuance of common stock and warrants in connection with
         @Home agreement                                                           1,110,307              --
       Issuance of common stock for settlement with former
         shareholders of Books Now, Inc.                                           1,051,558              --
       Gain on sale of WorldNow assets                                              (308,245)             --
       Loss on dispositions of equipment                                             136,660            11,196
       Stock issued in lieu of compensation                                             --              61,250
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                               (125,716)           98,563
            Receivable from Gannaway, Inc.                                          (178,172)             --
            Inventory                                                                 21,046           193,886
            Prepaid advertising                                                     (471,922)             --
            Prepaid software leases                                                 (628,861)             --
            Other assets                                                            (456,438)         (307,023)
            Accounts payable                                                      (1,370,143)         (805,328)
            Accrued liabilities                                                      (73,488)         (170,570)
                 Accrued rental payments for vacated facilities                     (276,531)             --
                                                                                -------------------------------
                Net cash used in operating activities                             (7,575,502)       (5,271,723)
                                                                                -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to Digital Courier International, Inc.                                  (849,203)             --
   Purchase of property and equipment                                               (745,190)         (802,414)
   Net cash proceeds from sale of WorldNow assets                                    286,418              --
   Increase in investments                                                              --            (750,000)
   Proceeds from sale of equipment                                                    76,225            20,938
                                                                                -------------------------------
                Net cash used in investing activities                             (1,231,750)       (1,531,476)
                                                                                -------------------------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                 1999             1998
                                                                             -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common and convertible
    preferred stock                                                          $ 6,524,000      $      --
   Net proceeds from sale of direct mail marketing and Internet services
    operations                                                                      --          6,857,300
   Net proceeds from borrowings                                                1,000,000           86,000
   Net proceeds from issuance of common stock upon exercise of
    stock options                                                                943,750           22,418
   Net proceeds from sale and lease back of equipment                               --          2,750,000
   Principal payments on capital lease obligations                              (579,836)        (429,346)
   Principal payments on borrowings                                             (153,047)        (288,812)
   Acquisition of common stock                                                      --           (200,000)
                                                                             -----------------------------
                Net cash provided by financing activities                      7,734,867        8,797,560
                                                                             -----------------------------
NET DECREASE IN CASH                                                          (1,072,385)       1,994,361
CASH AT BEGINNING OF PERIOD                                                    3,211,724        4,952,274
                                                                             -----------------------------
CASH AT END OF PERIOD                                                        $ 2,139,339      $ 6,946,635
                                                                             =============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                    $   259,969      $   108,746


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

         In March 1998, the Company sold the operations of Sisna to Henry Smith, Sisna's former owner (and a director of the Company at the time of the sale) and certain other buyers in exchange for 35,000 shares of the Company's common stock at a value of $141,904. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities. The sale resulted in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent Directors and was approved by the Board of Directors with Mr. Smith abstaining.

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

         Options to purchase 679,793 and 1,340,000 shares of common stock at weighted average exercise prices of $4.36 and $5.70 per share as of March 31, 1999 and 1998, respectively, warrants to purchase 1,935,000 shares of common stock at a weighted average exercise price of $7.21 per share as of March 31, 1999 and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at March 31, 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of March 31, 1999, the Company has agreed to issue up to an additional 523,940 shares of common stock in connection with the acquisition of WeatherLabs (see Note 2), contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.


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

NOTE 7 - SOFTWARE LICENSE AGREEMENT

         On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which will be used to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Under the agreement the Company has agreed to pay ACI approximately $5,979,000 during the life of the contract. The Company made a payment of approximately $629,000 upon signing the contract and is scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004. The payments made under the agreement will be expensed ratably over the term of the agreement. The initial payment of approximately $629,000 was recorded as prepaid software lease in the accompanying March 31, 1999 balance sheet.


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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted market price. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations for the applicable periods in fiscal 1998 as discontinued operations.

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

Operating Expenses

         During the three months ended March 31, 1999, the Company incurred $52,202 of advertising expense associated with the permanent placement on the AOL shopping channel. During the nine months ended March 31, 1999, the Company incurred total expenses of $5,208,337 associated with the AOL contract, $52,202 of advertising expense associated with the permanent placement on the AOL Shopping channel and $5,156,135 associated with terminating the interactive marketing agreement with AOL. Effective June 1, 1998, the Company entered into a marketing agreement with AOL which gave the Compamy "permanent anchor tenancy" and advertising for its Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on its Videos Now website on AOL, the Company entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, the Company amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the marketing agreement.

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

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location on the shopping channel for 8 months, should be written off as of December 31, 1998. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market price of $4,549,676 as of the termination date, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in the net write-off of $5,156,135 during the nine months ended March 31, 1999.

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

         On June 1, 1998, the Company entered into a 39 month Interactive Marketing Agreement with AOL, wherein the Company agreed to pay AOL $12,000,000 in cash. The Company made a cash payment to AOL of $1,200,000 in July 1998, failed to make the scheduled payment to AOL of $4,000,000 prior to January 1, 1999, and was scheduled to make payments to AOL of $4,000,000 prior to July 1, 1999 and $2,800,000 prior to January 1, 2000. On February 1, 1999, the Company entered into a Termination, Release and Transition Agreement with AOL, under which the future cash payments have been terminated and AOL will return to the Company (a) 636,942 warrants to purchase common shares and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the marketing agreement. The Company has no further financial obligations to AOL (see Note 6 to the condensed consolidated financial statements).

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


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date:  June 14, 1999                By   /s/ Mitchell L. Edwards
                                         ---------------------------------------
                                             Mitchell L. Edwards
                                             Chief Financial Officer