Form 10-K
period 1999-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-09-28
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended   June 30, 1999
                                          -------------

         [ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                            ---------  ---------


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

                          Yes   X   .        No       .
                             -------           -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 24, 1999, 18,557,390 of the Registrant's Common Shares were outstanding. As of September 8, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $65,000,000 based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the NASDAQ National Market.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated herein by reference, as indicated herein.

                                     PART I

ITEM 1.  BUSINESS
-------  --------

                                     SUMMARY

         Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") provides state of the art payment processing solutions for merchants and financial institutions worldwide through an integrated solution called netClearing. netClearing is a suite of commerce-enabling technologies designed specifically for merchants and merchant banks.

         Our two operating divisions include netClearing(TM), and WeatherLabs(TM). The netClearing division utilizes both e-commerce tools and transaction software suite to provide a complete electronic commerce package for conducting business and facilitating credit card payment processing over the Internet. The WeatherLabs division supplies proprietary real-time weather information to online business throughout the world, and hosts its own web site for consumers and business customers.

         The Board of Directors has recently determined that it is in the Company's long term best interests to focus solely on the Internet payment processing business. As a result, the Company is in discussions regarding alternative strategies with respect to WeatherLabs.


netClearing:  E-Commerce Payments Processing
--------------------------------------------

Introduction

         We provide state of the art payment processing solutions for merchants and financial institutions worldwide through an integrated solution called netClearing. netClearing is a suite of commerce-enabling technologies designed specifically for merchants and merchant banks.

Merchant Services

         Online transactions need to be fast, secure and efficient. As a technology driven payment-processing expert, netClearing delivers next-generation software and an a highly secure payment system that provides fast transactions at a lower cost. Our technologies and services help merchants set up their merchant bank account, install payment processing software, and manage payments processing transactions from credit card authorization to final sale. netClearing's Payment Plug-in is e-commerce software for transaction processing. The Payment Plug-in is a lightweight file that connects a merchant's commerce server through our Internet Payment Gateway to the major card networks (Visa(TM), MasterCard(TM), American Express(TM), Discover(TM)). At the merchant's request, transactions are recorded in a secure transaction database and screened by sophisticated fraud detection software as they pass through the Internet Payment Gateway. These functions enable reporting capabilities and enhance fraud control.netClearing's reporting system allows merchants to search, sort and analyze transaction reports by such criteria as:

                 o netClearing  transaction  ID
                 o Merchant  order  tracking ID
                 o Date ranges
                 o Credit card number
                 o Customer name

         netClearing's reports can be used to track a variety of information about the merchant's business and are available 24 hours a day on the Merchant Access Web site. Custom reports can be generated and custom formats are available for download to merchants requiring unique information. The reports available are:

         Authorizations report

         Authorization reports detail all orders that have been authorized but not yet settled. These reports are used to view the total number and value of orders the merchant has received in any date range--daily, monthly or yearly.

         Settlement report

         This report details all cash receipts that have been deposited into the merchant's account (this amount does not include credit card company fees). This report is used to understand the cash amounts being transferred into a merchant's bank account.

         Credit report

         Credit reports detail all credits or refunds for various transactions. netClearing provides a list of credits issued as well as details about why the credit was given.

         Declined report

         This report details all orders that have been declined either by the card network or by netClearing's internal fraud check. The reason the cards have been declined is detailed in the report. Merchants can determine if fraud is being attempted on a systematic basis on their site or if the design of their Web site is causing problems with the entry of credit card information.

         By combining these services into a single solution, we streamline the process for merchants to begin doing business on the Internet. Once the merchant is up and running, netClearing provides merchants with a complete set of tools for managing their online business transactions. Merchants can track and initiate payments on continuing shipments using one order number. Card lookup and transaction history reports and analysis can help customer service departments identify and correct problems stemming from possibly erroneous transactions. netClearing will also maintain a database of tax jurisdictions worldwide to provide reliable tax assessment on transactions originating from and shipping from any domestic or VAT tax nexus.

Merchant Banking Services

         For financial institutions and netClearing resellers, netClearing's real-time merchant management, transaction monitoring, and fraud auditing tools enable these institutions to monitor merchants and manage merchant portfolio risk. The Internet Payment Gateway incorporates all of netClearing's risk management, reporting and merchant management tools while interacting directly with legacy financial and banking networks, operating systems, acquiring gateways, VAPS (Visa's access point) and MIPS (Mastercard's access point). The Gateway is comprised of a commerce server, a transaction database and fraud screening software that easily integrate with existing systems. This enables us to integrate any components of our platform with participating banks. These components can be customized to the bank's specifications and allow for a seamless integration of the applications into the ongoing banking transactions.

         Integrating a portfolio of merchants with the Internet Payment Gateway is straightforward and efficient. The product comes with an easy to use administration interface that allows the bank to perform functions such as adding and updating merchants, accessing reports and monitoring fraud across an entire portfolio of merchants that want to accept credit card transactions to process the sales of their products across the Internet.

         This important technology is available to financial institutions either remotely through a standard Web browser, or by electing to install the hardware and software directly at the bank location for direct access to the networks. Through its Bank Access secure Web site, netClearing offers complete settlement activity reports for financial institutions. All reports are generated from the live transaction database. This valuable information includes:

         Settlement Report

         According to netClearing, summary of portfolio activity for reporting period.

         Merchant ledger

         According to the Settlement Authority, the amount that has been settled into a merchant's account.

         Adjustments

         Users  can  view  a  list  and  edit  a  report   including   pre-  and
         post-authorizations, credits, fees, etc.

Processing Services

         netClearing ensures that the merchant and the bank maintain a solid business relationship by protecting each party from fraud, theft, and mismanagement of accounts. netClearing can process credit, debit, and ACH transactions directly through its own proprietary Authorization Network or through any other third party Authorization Network such as FDC/FDR, MAPP, VisaNet, and others. Our service bureau provides payments processing and related services to merchants and merchant banks. By integrating our transaction service bureau with our automated Internet Payment Gateway, common settlement mistakes and clerical errors are virtually eliminated. The business operation is divided into two parts, transaction processing and direct merchant sales and support.

         The transaction processing system is based on HP-9000 server systems operating a modified version of Verifone's "Omnihost" acquiring processing platform. The facility supports merchant transaction acquisition, capture, and settlement transmission for all popular credit card types. This operation currently supports more than three thousand merchants and its clients include Equifax Merchant Services and First Tennessee Bank. This is fully integrated with our Internet Payment Gateway to manage and route a high volume of Internet transactions through the traditional financial networks for settlement.

         The direct merchant sales and support function provides complete services for merchant portfolios. The services include merchant risk management, transaction processing, charge-back and retrieval services, payments settlement and reporting, around the clock merchant terminal and bank help-desk, and point-of-sale terminal implementation. The operation leverages netClearing technologies to ensure its merchants receive complete fraud control as well as the total online transaction and settlement reporting. In addition, the operation distributes and maintains credit card payments processing products and services developed in-house as well as products fielded by VisaNet, First USA and other payment solutions providers.

Risk Management and Internet Fraud Control

         netClearing offers data screening software to help merchants reduce risk due to credit card fraud and data entry errors. As with all netClearing products, these controls were developed specifically for e-commerce businesses. Merchants can select the filters that are most appropriate for their business. Since we acquired Secure-Bank in June of 1999, we have integrated their risk management software into the netClearing platform. The software protects the processing banks and merchants by scrubbing all transactions through various transaction screens and/or databases to ensure that much of the fraud and potential credit card charge backs are spotted and eliminated prior to authorization. This risk management technology service has also been made available to other third party processors on a per transaction basis, to allow them to increase their own risk management capabilities. Currently, we offer risk management in two packages, one for the merchant, and one for the merchant bank. These packages include the following services:

         Risk Management for Merchants

         Checksum (Luhn check)

         A basic check of how many digits are in a credit card number to ensure the customer's credit card is valid.

         Address Verification System (AVS)

         Merchants can require customers to submit the billing address of their credit card. The address supplied by the customer is compared to the address on file with the issuing bank. Merchants may choose the degree of match (between credit card number and address) at which the transaction should fail.

         Difference between name and card number

         A credit card number can be matched to a card holders name for an existing client. A mismatch may indicate that a card has been compromised.

         Unusual frequency of purchases

         A merchant may record information about how frequently their product or service is typically purchased with a particular card number (indicating an individual). The information is matched to actual activity so merchants are notified of significant variation from that mean.

         Unusual time of day for purchases

         A merchant may record typical transaction volume for a particular time of day. The information is matched to actual activity so merchants are notified of significant variation from that mean.

         Geographic mismatch

         Matching a card's geographic origin (indicated by BIN) against where the purchase originates (indicated by ISP) may detect when a stolen card is in use.

         Compromised BIN and card database

         All transactions can be checked against a database of BINs (Bank Identification Numbers) or card numbers that may have been compromised. These options include:

         BIN Screening

         A BIN corresponds to a whole set of cards that a card issuing bank has released. When the security of a BIN is compromised, chances for fraud increase for that BIN. netClearing BIN screens help to flag numbers that may be compromised.

         Card Screening

         Transactions may be checked against a database of invalid, compromised and otherwise questionable credit card numbers.

         Declined card screening

         All transactions may be checked against a database of credit card numbers that have declined charges recently. This service saves clients transaction fees by declining the charge before it is submitted to the banking network.

         Risk Management for Merchant Banks

         netClearing merchant banks using Bank Access to audit transaction and settlement activity are processing up to $25 million per month with almost no loss due to fraud. These robust tools and fraud screening software include:

         Summary activity

         Banks can monitor activity of a single merchant or all merchants to track sales, credits and single transactions. Even the flow of money across credit cards can be reviewed to reveal customer histories, purchasing habits, and money flow into or out of a card on a daily or historical timeline.

         Fraud reporting

         Banks can survey and analyze  activity  by BIN,  card  number,  AVS and
         velocity  of   purchases.   Stolen   credit   cards  and   questionable
         transactions present themselves on demand.

         BIN check

         Entire BINs can be reviewed for questionable activity and transactions. Customer data associated with credit cards can be compared to locate unreported, stolen or generated card usage. Related merchants are a click away from review with any transaction under suspicion.

         Unusual activity

         netClearing also provides the ability to generate 90-day baseline data for any merchant in a Bank's portfolio. Side reports offer the ability to locate transactions exceeding the baseline by whatever range a Bank determines is valid for that merchant. Excessive tickets, unusual daily deposits and more can be located quickly and reviewed 24 hours a day.

         Review merchant and portfolio activity in real-time

         A bank's entire merchant portfolio or a single merchant can be viewed with netClearing's online charting tools. The ability to graphically review a merchant's dollar and transaction count can be a simple indicator of merchant or consumer fraud. Peak hours can be located as hourly summaries appear in easy to understand bar charts.


         Credit Card Clearing Process

         To understand our service better, the following explanation and diagram describes how the credit card clearing process works, and how netClearing simplifies the process. netClearing generates real-time reporting and transaction management services through a secure Web server. Information such as authorization notices and settlement data from the credit card companies are stored in the netClearing database, which generates reports on the netClearing Web site. This means merchants and merchant banks can view real-time transaction information any time of day via a Web browser.

[GRAPHIC OMITTED]

1.       Authorization

         Before the credit card clearing process begins, merchants must first have a Web site in which they plan to accept credit cards as payment for goods or services (1a). Merchants also need a merchant bank account with a financial institution. Merchants then subscribe to an online payment service such as netClearing and install payment-processing technology on their Web server. With netClearing, this is a single program called the Payment Plug-in.

         Once the customer submits a credit card number on the merchant's Web site, the Payment Plug-in contacts the netClearing Internet Payment Gateway (1b) to request authorization, final sale or credit. The
         Gateway   filters  the   information  for  fraud  and  may  reject  the
         transaction.

         If the transaction is not rejected for potential fraud, the transaction information is then sent to the credit card network (1c) for authorization or declination of the charge by the Issuing Bank. Unlike most of our competitors, this process is completed in-hoouse; we do not use third party acquiring processors. If the transaction is approved, an authorization code is returned to the merchant's Web site and the authorization is complete. With netClearing's system, the real-time authorization and capture process occurs within 3-5 seconds. Batch requests are completed within 1 hour.

2. Settlement - Once the product the customer ordered is shipped (or downloaded), the authorization code is used to settle the amount of the transaction. netClearing's Internet Payment Gateway and the credit card network exchange information with the Settlement Authority (2) to confirm the transaction.

3. Funds transfer - Finally, the Settlement Authority requests a funds transfer from the Issuing Bank (3a), which moves money through the Settlement Authority into the merchant's bank (3b). The payment process is now complete.

Sales and Marketing

         We recently entered into a two-year distribution agreement with ACI Worldwide, a leading international provider of electronic funds transfer processing systems. ACI will exclusively, with certain geographic exceptions, market our proprietary electronic commerce technologies through its global sales force. ACI has integrated our software with its BASE 24(R), WINPAY24(TM) and related products, as part of its i24(R)-payments strategy. The final product includes all aspects of handling payments over the web, including value-added features in areas like customer service, merchant reporting and management, and web-centric fraud detection and management. The agreement enables our e-commerce products to be distributed on a global scale through ACI's vast and experienced sales staff in a shorter time frame than we likely would have been able to achieve on our own.

Marketing

         We have entered into a two-year distribution agreement with ACI Worldwide, a leading international provider of electronic funds transfer processing systems. ACI will exclusively, with certain geographic exceptions, market our proprietary electronic commerce technologies through its global sales force. ACI has integrated our software with its BASE 24(R), WINPAY24(TM) and related products, as part of its i24(R)-payments strategy. The marketed product includes all aspects of handling payments over the web, including value-added features in areas like customer service, merchant reporting and management, and web-centric fraud detection and management. The agreement enables our e-commerce products to be distributed on a global scale through ACI's vast and experienced sales staff in a shorter time frame than we likely would have been able to achieve on our own.

Acquired Technology

         We recently licensed ACI Worldwide's BASE24(R)and Trans24 software. The software enhances our existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. BASE24(R)offers fault-tolerant, around-the-clock processing power to acquire, route and authorize secure electronic payment transactions for our Internet-based merchant network. Trans24 allows DCTI to manage the Merchant and Issuing accounting. It also provides an interface into BASE I settlement and ACH systems. Information from Trans24 can easily be made available to Web based reporting system for real-time settlement and account information.

Significant Customers

         The Company does not depend on any single customer.
Competition

         The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction service. Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

    We compete on the basis of certain factors, including:

     o   system reliability;
     o   product performance;
     o   breadth of service offering;
     o   ease of implementation;
     o   time to market;
     o   customer support; and
     o   price.

         We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

The Technology

         Our computer facility is located in Salt Lake City and supports all of our products and services. The data center has redundant systems in place for power, telecommunications, environmental, and fire suppression thus assuring consistently optimal performance through state-of-the-art system scalability and reliability. Features of the facility include:

     o A redundant OC-3 (upgradable to OC-12) 655Mbps fiber optic data connection into the technology center providing extremely high bandwith throughput for e-commerce and other Internet applications and customers.

     o Switched 155 Mbps asynchronous transfer mode (ATM) telecommunications backbones to several primary data servers providing the bandwidth necessary to handle thousands of simultaneous transactions.

     o A range of current technology multiprocessor servers from various manufacturers including Hewlett- Pachard, Sun Microsystems and Tandem Computers supporting our business operations. The super-scalar processing architecture of these systems manages our service components including simultaneous payment processing, real-time report generation, merchant accounting, and proprietary content creation, management, and distribution for its web sites.

     o An expandable 1-Terabyte fully redundant data storage system ensures high performance and fault tolerant access to critical transactional data.

     o Modern fire retardant systems, security systems, quad-power conditioners, and industrial battery backup arrays as well as an 8-day backup diesel generator all guarantee continuous power and environmental control to insure seamless, around-the-clock systems uptime and availability.

Research and Development

         The Company has invested significant resources in research and development over the last three years. During the fiscal years ended June 30, 1999, 1998 and 1997, we have spent $1,906,893, $1,432,006, and $3,966,185, respectively, on research and development.

Seasonality

         To date the Company has not experienced any significant seasonal pattern to its business.

Development of Company

         The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. We recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, we acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. We formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. We divested our direct marketing, and internet access businesses in fiscal 1998. We divested our television website hosting businesses, Books Now operations and Videos Now operations in fiscal 1999. In March 1998, we signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September, 1998, and we formally changed our name to Digital Courier Technologies, Inc. We also acquired Access Services, Inc. and SB.com, Inc., both credit card processors, during the fourth quarter of fiscal 1999. In August 1999 we signed an agreement to purchase DataBank International, Ltd. ("DataBank") for shares of our common stock subject to shareholder approval at a Special Meeting of Shareholders to be held on October 5, 1999.

                                   COMPETITION

         The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction service. In addition, our WeatherLabs, Inc. subsidiary competes with The Weather Channel, Accu-Weather and other major providers of weather information on the Internet.

         Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

    We compete on the basis of certain factors, including:

     o   system reliability;
     o   product  performance;
     o   breadth of service offering;
     o   ease of  implementation;
     o   time to market;
     o   customer support; and
     o   price.

We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential competitors.

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

                                    EMPLOYEES

         As of September 1, 1999 the Company had 46 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                                  RISK FACTORS

We Have Incurred Substantial Losses

         We incurred a losses of  $21,564,713,  $5,597,967 and  $7,158,851  from continuing operations during the years ended June 30, 1999, 1998 and 1997, respectively. Our operating activities used $7,783,024, $6,377,970 and
$6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively.

Only Two Years of Internet Based Revenues

         We have a limited history of generating revenue on the Internet. Prior to fiscal 1998, most of our revenues came from non-Internet businesses. In fiscal years 1998 and 1999, we generated a small amount of revenue from WeatherLab's Internet-only weather service, and from our previously owned Books Now and VideosNow divisions. Since we did not acquire SB.com until June 1999, only one month of revenues from fees derived from internet payment processing are reflected in our operating results.

Going Concern Opinion by our Auditors

         The Report of Independent Public Accountants on our financial statements as of and for the year ended June 30, 1999 includes the following, "The Company has suffered recurring losses from continuing operations of $21,364,713 $5,597,967, and $7,158,851 during the years ended June 30, 1999,
1998 and 1997, respectively. The Company has a tangible working capital deficit of $1,285,266 as of June 30, 1999. Only the recent acquired operations of Access Services and SB.Com are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. These matter raise substantial doubt about the Company's ability to continue as a going conern."

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

         We expect that our quarterly operating results could fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

    Our quarterly results may fluctuate in the future as a result of many factors, including the following:

     o changes in the number and size of transactions effected by our merchants, especially as a result of seasonality or general economic conditions;
     o   our ability to attract and retain financial institutions as clients;
     o our ability to attract new merchants and to retain our existing merchants;
     o   merchant and financial institution acceptance of our pricing model; and
     o   our success in expanding our sales and marketing programs.

         Other factors that may affect our quarterly results are set forth elsewhere in this section. As a result of these factors, our revenues are not predictable with any significant degree of certainty.

         Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our historical operating results should not be relied upon as an indicator of our future performance.

We May Need Additional Funding in the Future

         We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations in the recent past. We believe that if the acquisition of DataBank is completed in October 1999 as anticipated, our existing revenues, including the revenues generated by our newly acquired subsidiaries and DataBank, will be sufficient to meet our operating and capital requirements for the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

Integration of DataBank, SB.com and Access Services

         There are risks in attempting to integrate the operations of previously separate companies. We acquired Access Services, Inc. in April 1999 and SB.com in June 1999. We are putting forth a significant effort to successfully integrate the two companies with us. Our efforts include coordinating development of new products, commercializing in-process development, integrating product offerings, and coordinating sales and marketing efforts and business development efforts. In addition, we will need to also integrate the operations of DataBank.

         In order to build a successful company, we will need to integrate and streamline overlapping functions successfully. Among the risks we face are:

     o We must incur the costs generally associated with this type of integration including the costs to:
         o   integrate  product lines,
         o   cross-train the sales force, and
         o   position products in the market;
     o We do not yet know what the ultimate cost of integration will be and how significant the impact will be; the cost may have an adverse effect on our operating results;
     o Our integration of Access Services and Secure-Bank will require management resources that may distract attention from normal operations. Employee uncertainty and lack of focus may disrupt our business; and
     o Our failure to quickly and effectively accomplish the integration could harm us. Uncertainty in the marketplace or customer concern regarding the impact of our acquisitions could also have a material adverse effect on our consolidated business, financial condition and results of operations.

The Demand for Our Services Could Be Negatively Affected by a Reduced Growth of E-commerce or Delays in the Development of the Internet Infrastructure

         Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers. Rapid growth in the use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

         The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and lower demand for our services.

Proprietary Technology is Important to our Business

         Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

         As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold.

         We also cannot be certain that third parties will not claim that our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us.

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

We Depend on our Existing Technology and Infrastructure

         Our ability to deliver services to our merchants depends on the uninterrupted operation of our Internet payments processing systems. Our systems and operations are vulnerable to damage or interruption from:

     o   earthquake, fire, flood and other natural disasters;
     o   power loss, telecommunications or data network failure;
     o   operator negligence, improper operation by employees, physical and
     o   electronic break-ins and similar events; and
     o   computer viruses.

         Despite the fact that we have implemented redundant servers in our data center, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may suffer substantial losses as well as loss of business. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

         Our success also depends on our ability to grow, or scale, our payments processing systems to accommodate increases in the volume of traffic on our system, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant banks and customers, which could materially harm our business.

A Breach of  Security Measures Could Reduce Demand for Our Services

         A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We rely on SSL, Secure Socket Layer Protocol, to provide the security and authentication necessary for secure transmissions of confidential information. In addition, we rely on private key cryptography, an encryption method that utilizes two keys for encoding and decoding data, for ensuring the integrity of our computer networks. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.

         We may be required to expend significant capital and other resources to protect against security breaches or to address any problems they may cause. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches may disrupt our operations.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

         The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for Internet payments processing such as Clear Commerce, CyberCash, Cyber Source, Digital River, HNC Software, Open Market and Hewlett-Packard (VeriFone). In addition, other companies may enter the market for our services. In the future, we may also compete with large financial institutions that develop custom systems for their use and their merchants' use.

         Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in financial institution and merchant requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their services to address the needs of our prospective customers. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

We Must Continually Enhance our Systems To Remain Competitive

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our financial institutions and merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant and financial institution requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, our business would be materially harmed.

Management of Internal Growth

         As we grow, we may not be able to effectively manage the expansion of our operations and our systems, procedures or controls may not be adequate to support our operations. Additionally, when market opportunities arise, we may not have sufficient personnel or procedures in place to be able to take advantage of those opportunities.

Our Management Team Must Work Together Effectively

         Our performance is substantially dependent on the effectiveness of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of our senior management team, many of whom only recently joined the Company through acquisitions. Because these members of our management team are new, there is an increased risk that management will not be able to work together effectively as a team, especially in the short term, to address the challenges to our business. We do not carry key person life insurance on any of our senior management personnel. The loss of the services of any of our executive officers or other key employees could detrimentally affect us.

Attracting and Retaining Qualified Employees

         Our future success and our ability to expand our operations depends on our continuing ability to attract and retain highly qualified technical and managerial employees. Competition for people experienced in the technical areas in which we operate is intense due to the limited number of qualified professionals and, as a small company, we may not be able to attract them. Failure to attract and retain personnel, particularly marketing and technical personnel, could make it difficult for us to manage our business and meet our objectives.

We May Become Subject to Government Regulation and Legal Uncertainties

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e-commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

     o   taxes;
     o   user privacy;
     o   pricing;
     o   content;
     o   right to access personal data;
     o   copyrights;
     o   distribution; and
     o   characteristics and quality of services.

         For example, we believe that some of our services may require us to comply with the Federal Credit Reporting Act. Complying with this statute would require us to provide information about personal data stored by us or our merchants. Failure to comply with this act could result in claims being made against us.

         Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business.

         The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. This uncertainty, costs and burden could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Concentration of Stock Ownership

         Our present directors, executive officers, greater than 5% stockholders and their respective affiliates beneficially own approximately 44.0% of our outstanding common stock, and will own 34.5% of our outstanding common stock after the DataBank Acquisition. As a result of their ownership, the directors, executive officers, greater than 5% stockholders and their respective affiliates collectively are able to control or significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of DCTI.

Volatility of Stock Price

         Broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months our stock has traded as low as $1.875 and as high as $14. The wide swings in the price of our stock have not always been in response to any factors that we can identify.

Future Issuance of Preferred Stock Could Hurt Common Stockholders

         Rights of preferred stockholders take priority over common stockholders. The only preferred stock currently outstanding consists of 360 shares of Series A Convertible Preferred Stock. Our Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock. They can determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. Although the Series A Preferred Stock does not have voting rights, future preferred stockholders could delay, defer or prevent a change of control of which our common stockholders may have been in favor.

Some of Our Equipment May Fail in Year 2000

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

         To date we have invested $60,000 in an effort to certify all aspects of the business are year 2000 compliant. The areas of the business which have been targeted for compliance testing are our operations and our software products and services. We conducted the certification process over a three-month period in which all software products and service components under our direct control certified year 2000 compliant. For the major operational components and remaining software and services that are under the control of third party organizations, we have received written confirmation and evidence of year 2000 compliance. We may realize operational exposure and risk if the systems for which we are dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

     o electronic data exchange systems operated by third parties with whom we transact business;
     o server software which we use to present content and advertising to our customers and partners; and
     o   computers,   software,  telephone  systems  and  other  equipment  used internally.

         In October 1997, we initiated the review and assessment of all of our computerized hardware and internal-use software systems to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, our computerized information systems have been substantially upgraded to be year 2000 compliant.

         We have not yet determined a contingency plan in the event that any non-compliant critical systems are not remedied by the year 2000, nor have we formulated a timetable to create such a contingency plan. It is possible that costs associated with year 2000 compliance efforts may exceed our current projections of an additional $20,000 to reach total compliance. In such a case, these costs could have a material negative impact on our financial position and results of operations. It is also possible that if systems material to our operations have not been made year 2000 compliant, or if third parties fail to make their systems compliant in a timely manner, the year 2000 issue could have a material adverse effect on our business, financial condition, and results of operations. This would result in an inability to provide functioning software and services to our customers in a timely manner, and could then result in lost revenues from these customers, until such problems are resolved by us or the responsible third parties.

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


    The Company's executive officers and directors are as follows:

         Name                   Age       Position
         ----                   ---       --------
         James A. Egide*        65        Director, Chairman and Chief Executive Officer
         Don Marshall           40        President
         Mitchell L. Edwards    41        Director, Executive Vice President and Chief
                                           Financial Officer
         Allan Grosh            58        Director, Chief Operating Officer
         Raymond J. Pittman     30        Director, Senior Vice President - Public Relations
         Glen Hartman*          42        Director
         Kenneth M. Woolley*    53        Director

    *Serves on compensation and audit committees.


James A. Egide:  Director, Chairman and Chief Executive Officer

         Mr. Egide was appointed as a Director of the Company in January 1995 , Chairman in September 1997. and Chief Executive Officer in March 1999. Since 1990, Mr. Egide has primarily been involved in managing his personal investments, including multiple international and national business enterprises. In 1978 he co-founded Carme, a public company, and served as CEO and Chairman of the Board until 1989 when it was sold. From 1976 until 1980, Mr. Egide's primary occupation was President and Director of Five Star Industries, Inc., a California corporation which was a general contractor and real estate developer. His principal responsibilities were land acquisition, lease negotiations and financing.

Don Marshall:  President.

         For the past five years Mr. Don Marshall has been developing software and business solutions for DataBank International, the company he created in St.Kitts. He is a professional engineer with a doctoral education in the field of instrumentation and control. Mr. Marshall is also one of the owners of Caribe Yachts, a privately owned yacht construction company in St.Kitts. He is managing director of DataBank as well as sitting on the Board of Directors of Caribe Yachts Ltd.

Mitchell L. Edwards: Director, Executive Vice President and Chief Financial Officer

         Mr. Edwards has been Executive Vice President and Chief Financial Officer of the Company since June 1997. From 1995 until joining the Company, Mr. Edwards was Managing Director of Law and Business Counsellors, a mergers and acquisitions and corporate finance consulting firm with offices in California and Utah, and prior to that was a Partner in the law firm of Brobeck, Phleger & Harrison in Los Angeles. Mr. Edwards' has specialized, for 15 years, in mergers and acquisitions, corporate finance, public offerings, venture capital and other transactions for emerging and high technology companies throughout the country. Mr. Edwards received a J.D. from Stanford Law School, a B.A/M.A. in International Business Law from Oxford University (Marshall Scholar), and a B.A. in Economics from Brigham Young University (Valedictorian). He has also worked at the White House and at the United States Supreme Court.

Allan Grosh:  Director, Chief Operating Officer

         Mr. Grosh was appointed as a Director of the Company in March 1999 and Chief Operating Officer in June 1999. Mr. Grosh has over thirty years of management experience, most recently as a Principal at Dion Durrell & Associates, a risk management consulting firm. From 1968 to 1996, Mr. Grosh was with The Wyatt Company, a benefits and compensation consulting firm. Mr. Grosh holds a Master's Degree in Mathematics and Actuarial Science, University of Manitoba.

Raymond J. Pittman:  Director and Senior Vice President - Public Relations

         Mr. Pittman has been Senior Vice President - Public Relations for the Company since June 1999. Mr. Pittman served as Chief Executive Officer of the Company from March 1998 to June 1999. Mr. Pittman was the founder and Chief Executive Officer of Digital Courier International, Inc. from 1996 until Digital Courier International was acquired by the Company in September 1998. Prior to forming Digital Courier International, Inc., Mr. Pittman was the Chief Executive Officer of Broadway Technologies Group, a technology development and consulting group. Mr. Pittman received a Masters degree in Engineering-Economic Systems from Stanford University and Bachelors degree in Computer Engineering from the University of Michigan

Glen Hartman:  Director

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

Kenneth M. Woolley: Director

         Mr. Woolley has been a founder and director of several companies and has been a director of the Company since March 1996. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, the leading manufacturer of fax/modems for laptop and notebook computers until February 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June 1993, Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Cirque Corporation. Mr. Woolley also serves as an associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and Ph.D. in Business Administration from the Stanford University Graduate School of Business.

Significant Employees

Michael D. Bard:  Controller

         Mr. Bard joined the Company in September 1996. Prior to joining the Company, Mr. Bard was the Controller for ARD, Inc., a professional services corporation located in Burlington, Vermont from 1991 to 1996. Prior to joining ARD, Inc., Mr. Bard was Senior Vice President, Controller for CACI, Inc. International, an information technology company located in Fairfax, Virginia from 1976 to 1991. Mr. Bard is a certified public accountant and holds a bachelors degree in accounting.

Tom Tesmer - President, Access Services

         Mr. Tesmer is the President of Access Services, a company that he founded in August, 1997, and which Digital Courier acquired in April, 1999. Mr. Tesmer has over 25 years of senior management experience in the electronic funds transfer data processing business, all within the on-line and batch processing services environments. From 1993-1997 he worked for Southeast Switch, Inc. as Vice President and Director, POS Technologies Division.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met.

ITEM 2.  PROPERTIES
-------  ----------

         The Company is leasing a total of 35,513 square feet of modern office space in Alpharetta, Georgia; Clearwater, Florida; San Francisco, California; Park City, Utah and Salt Lake City, Utah. These offices include a computer data center in Salt Lake City and general offices. All facilities are leased from third parties. The offices are being leased under three to five year arrangements. Some leases contain options to renew. These facilities are believed adequate for the Company's current needs. The current total monthly rental for all facilities is $48,682. Some of the leases are subject to annual increases for inflation adjustments.


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

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

                                                     High              Low
Fiscal Year Ended June 30, 1999                    -------           -------
-------------------------------
   April 1 to June 30, 1999                        $  8.75           $  4.81
   January 1 to March 31, 1999                     $  8.19           $  4.13
   October 1 to December 31, 1998                  $ 13.94           $  1.81
   July 1 to September 30, 1998                    $ 17.00           $  3.13

Fiscal Year Ended June 30, 1998
-------------------------------
   April 1 to June 30, 1998                        $ 10.50           $  3.25
   January 1 to March 31, 1998                     $  5.13           $  1.88
   October 1 to December 31, 1997                  $  5.25           $  1.69
   July 1 to September 30, 1997                    $  5.75           $  2.75

         On September 24, 1999, the Common Stock was quoted on the NASDAQ National Market at a closing price of $5.563.

         As of September 24, 1999, there were approximately 695 holders of record of the Company's Common Stock.

Dividend Policy

         The Company has not paid any cash dividends since its inception. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

Changes in Securities

         Since June 30, 1998, the Company sold the following securities without registration under the Securities Act of 1933 (the "Act"):

         In July 1998,  the Company  issued  20,534 shares of Common Stock to At
Home   Corporation  in  connection  with  a  Content  License  and  Distribution
Agreement.

         In September 1998, the Company issued 4,659,080 shares of its Common Stock, in a private placement, in exchange for all the issued and outstanding shares of Digital Courier International, Inc.

         In November 1998, the Company issued 205,182 shares to the former president of its Books Now, Inc subsidiary as part of a severance agreement.

         In November 1998, the Company sold 400,000 shares of Common Stock and warrants to purchase an additional 400,000 shares of Common Stock to two institutional investors in a private placement.

         In December 1998, the Company sold 400,000 shares of Common Stock and warrants to purchase an additional 400,000 shares of Common Stock to the same institutional investors in a private placement.

         In March 1999, the Company sold 360 shares of its Series A Convertible Preferred Stock and warrants to purchase 800,000 shares of the Company's Common Stock to the same institutional investors in a private placement.

         In April 1999, the Company issued 300,000 shares of its Common Stock, in a private placement, in exchange for all the issued and outstanding shares of Access Services, Inc.

         In June 1999, the Company issued 2,840,000 shares of its Common Stock, in a private placement, in exchange for all the issued and outstanding shares of SB.com.

         In June 1999, the Company sold 1,250,000 shares of its Common Stock and warrants to purchase an additional 1,000,000 shares of Common Stock to Transaction Systems Architects, Inc.

         During the twelve-month period ending June 30, 1999, the Company issued 747,696 shares of Common Stock pursuant to exercises of stock options issued under the Company's Amended and Restated Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The following audited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.


                                                                               For the Year Ended June 30,
                                                                               ---------------------------

                                                           1999            1998            1997            1996             1995
                                                       ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:
Net sales                                              $  3,970,641    $    803,011    $      8,812    $       --      $       --
Cost of sales                                             2,562,371         745,871             492            --              --
                                                       ------------    ------------    ------------    ------------    ------------
     Gross margin                                         1,408,270          57,140           8,320            --              --
                                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
     AOL interactive marketing contract costs             5,558,137            --              --              --              --
     Depreciation and amortization                        4,389,763       1,545,090         398,066          86,828          25,413
     Acquired in-process research and development         3,700,000            --              --              --              --
     General and administrative                           3,273,641       4,092,737       1,400,916         685,528          56,199
     Selling                                              3,248,092       1,290,012       1,897,665            --              --
     Research and development                             1,906,893       1,432,006       3,966,185       1,478,890         535,502
     Compensation expense related to issuance of
       options by principal stockholder                        --              --              --         1,484,375            --
                                                       ------------    ------------    ------------    ------------    ------------
                                                         22,076,526       8,359,845       7,662,832       3,735,621         617,114
                                                       ------------    ------------    ------------    ------------    ------------
Other income (expense), net                                (696,457)         20,738         495,661          57,209            (973)
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
  income taxes and discontinued operations              (21,364,713)     (8,281,967)     (7,158,851)     (3,678,412)       (618,087)
Income tax benefit                                             --         2,684,000            --            91,999         132,681
                                                       ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                         (21,364,713)     (5,597,967)     (7,158,851)   $ (3,586,413)   $   (485,406)
                                                       ------------    ------------    ------------    ------------    ------------
Discontinued operations:
  Income from discontinued direct
    mail advertising operations, net of income taxes           --           111,377         300,438         153,332         221,136
  Gain on sale of direct mail advertising
    operations, net of income taxes                            --         4,394,717            --              --              --
  Loss from discontinued Internet
    service provider subsidiary, net of income taxes           --          (265,674)     (3,040,643)           --              --
  Gain on sale of Internet service provider
    subsidiary, net of income taxes                            --           232,911            --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) from discontinued operations                     --         4,473,331      (2,740,205)        153,332         221,136
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)                                      $(21,364,713)   $ (1,124,636)   $ (9,899,056)     (3,433,081)       (264,270)
                                                       ============    ============    ============    ============    =============
Net income (loss) per common share:
  Income (loss) from continuing operations:
    Basic                                              $      (1.63)   $      (0.66)   $      (0.86)   $      (0.61)   $      (0.10)
    Diluted                                                   (1.63)          (0.66)          (0.86)          (0.61)          (0.10)

  Net income (loss):
    Basic                                                     (1.63)          (0.13)          (1.19)          (0.58)          (0.06)
    Diluted                                                   (1.63)          (0.13)          (1.19)        (0..58)           (0.06)

Weighted average common shares outstanding:
  Basic                                                  13,130,216       8,422,345       8,309,467       5,917,491       4,713,028
  Diluted                                                13,130,216       8,422,345       8,309,467       5,917,491       4,713,028

                                                       As of June 30,
                                                       --------------
                            1999            1998            1997            1996            1995
                        ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working capital         $     76,962    $  3,639,313    $  3,624,308    $ 12,774,113    $    794,156
Total assets              47,375,747      24,020,746      11,320,660      16,222,902       1,073,225
Long-term obligations        432,704       1,384,132            --              --              --
Stockholders' equity      41,575,667      18,995,696       9,826,083      15,541,624       1,073,225

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Overview

         Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc. and referred to herein as "DCTI" or the "Company") provides state of the art real-time banking and credit card processing solutions for merchants and financial institutions worldwide through an integrated solution called netClearing(TM). netClearing is a suite of commerce-enabling technologies designed specifically for merchants and the merchant banks. The Company also operates WeatherLabs(TM). The WeatherLabs division supplies proprietary real-time weather information to online businesses throughout the world, and hosts its own web site for consumers and business customers.

         The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. The Company recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of the-art computer and data facility in Salt Lake City, the Company acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. The Company formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. The Company divested its direct marketing, and internet access businesses in fiscal 1998. The Company divested its television web site hosting businesses, Books Now operations and Videos Now operations in fiscal 1999. In March 1998, the Company signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September 1998, and the Company formally changed its name to Digital Courier Technologies, Inc. The Company acquired Access Services, Inc. and SB.com, Inc., both credit card processors, during the fourth quarter of fiscal 1999.

         The Company began operations in 1987 to provide highly targeted business to consumer advertising through direct mail. Since the Company's founding, the direct mail marketing business had provided substantially all of the Company's revenues. The direct mail marketing business was sold in March 1998 and its results of operations are classified as discontinued operations in the accompanying condensed consolidated financial statements.

         In fiscal 1994, the Company began developing its own proprietary websites. Since fiscal 1994, the Company has devoted significant resources towards the development and launch of these websites. The Company sold its WorldNow Online Network television affiliate website and certain related assets in July 1998 and sold its VideosNow and Books Now operations in May 1999.

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

         In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted market price. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations as discontinued operations.

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

         In May 1999, the Company sold the certain assets related to Books Now and the Company's VideosNow division to Clicksmart, Inc. in exchange for 19.9% of Clicksmart's common stock and is entitled to receive $2,000,000 from Clicksmart either by receiving 75% of Clicksmart's net cash flows until DCTI receives an aggregate amount of $2,000,000 or from proceeds received by Clicksmart as an equity investment of not less than $10,000,000. The Company loaned Clicksmart $300,000 to be paid from Clicksmart s net cash flows before payment of the $2,000,000 deferred payment. The assets transferred to Clicksmart included $52,204 of prepaid advertising, $57,183 of computer and office equipment, and $442,020 of unamortized goodwill, resulting in a pretax loss on the sale of $551,407.

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

         In April 1999, the Company acquired all of the outstanding stock of Access Services, Inc. ("Access Services"), a credit card processing company, in exchange for 300,000 shares of the Company's common stock valued at $1,631,400, the quoted market price of the common shares issued on the date of acquisition and $75,000 in cash. The former owners of Access Services also received warrants to purchase 20,000 shares of the Company's common stock at $5.50 per share valued at $440,000.

         In June 1999, the Company acquired all of the outstanding stock of SB.com, Inc. ("Secure Bank") a credit card processing company, in exchange for 2,840,000 shares of the Company's common stock valued at $17,838,040, the quoted market price of the common shares issued on the date of acquisition. The Company also loaned $2,000,000 to the officers of Secure Bank. The loans are payable with 6 percent interest and are to be repaid within 2 years or from the proceeds from the sale of the Company's common stock, whichever is earlier. In addition, each of the four principal former stockholders' of Secure Bank received individual one year employment contracts with an annual salary of $150,000.

         The Company's Board of Directors has recently determined that it is in the Company's long term best interests to focus solely on the payment processing business. As a result, the Company is in discussions regarding alternative strategies with respect to WeatherLabs.

Results of Operations

Year ended June 30, 1999 compared with year ended June 30, 1998

Net Sales

         Net sales for the year ended June 30, 1999 were $3,970,641 as compared to $803,011 for the year ended June 30, 1998. The Access Services operations which were acquired in April 1999 accounted for $2,138,808, the Books Now operations which were sold in May 1999 accounted for $940,811, the WeatherLabs operations accounted for $369,368, the Secure Bank operations which were acquired in June 1999 accounted for $336,021, the VideosNow operations which were sold in May 1999 accounted for $128,406 and technical support services accounted for $57,227 of net sales during fiscal year 1999. The Books Now operations which were acquired in January 1998 accounted for $392,719 of the fiscal 1998 net sales and a one time sale of a turn-key Internet computer system accounted for the remainder of the fiscal 1998 net sales.

Cost of Sales

         Cost of sales for the year ended June 30, 1999 were $2,562,371 or 64.5% of net sales as compared to $745,871 or 92.9% of net sales for the year ended June 30, 1998. Cost of sales as a percent of net sales primarily decreased due to the increase in sales from credit card processing which have higher gross margins.

Operating Expenses

         During the year ended June 30, 1999, the Company incurred total expenses of $5,558,137 associated with the AOL contract, including $87,002 of advertising expense associated with the permanent placement on the AOL Shopping channel and $5,471,135 associated with terminating the interactive marketing agreement with AOL. Effective June 1, 1998, the Company entered into a marketing agreement with AOL which gave the Compamy "permanent anchor tenancy" and advertising for its Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on its Videos Now website on AOL, the Company entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, the Company amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 which was made prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the marketing agreement.

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL returned to the Company (a) 636,942 warrants to purchase common shares and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the marketing agreement. All advertising ceased immediately, but the Company continued to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. The Company has no further financial obligations to AOL.

Under the original contract with AOL the Company was to be one of only two predominantly displayed online stores ("permanent anchor tenant") for the sale of videos on the AOL channels where subscribers would most likely go to purchase videos. In addition to the predominant display on the AOL channels, AOL was providing advertising on its other channels to send customers to the permanent anchor tenant sites. The permanent anchor tenancy included "above the fold placement" (no scrolling required to see the Company's video site) and an oversized logo (larger than a banner or a button). Under the amended contract with AOL the Company only received "button" placement on the AOL shopping channel. "Button" placement is not predominant on the AOL channels, is smaller, need not be "above the fold" and is not the beneficiary of AOL advertising designed to send customers to the site.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location on the shopping channel for 8 months, should be written off. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market price of $4,234,676 as of the termination date, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in the net write-off of $5,471,135 during the year ended June 30, 1999.

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

         Depreciation and amortization expense increased 284.1% to $4,389,763 during the year ended June 30, 1999 from $1,545,090 during the year ended June 30, 1998. The increase was due to the amortization of goodwill associated with the acquisitions of Digital Courier International, Inc., WeatherLabs, Inc, Access Services, Inc, and SB.com, Inc.

         The write off of acquired in-process research and development during the nine months ended March 31, 1999 was $3,700,000, which was attributable to the acquisition of DCII (see Note 3 to the consolidated financial statements).

         General and administrative expense decreased 12.3% to $3,273,641 during the year ended June 30, 1999 from $4,092,737 during the year ended June 30, 1998. The decrease in general and administrative expense was principally due to the accrual of $544,014 for the cost of subleasing idle facilities and the future costs of idle facilities during the year ended June 30, 1998 which did not occur during the year ended June 30, 1999.

         Selling expense increased 151.8% to $3,248,092 during the year ended June 30, 1999 from $1,290,012 during the year ended June 30, 1998. The increase in selling expense is attributable to selling expense related to Books Now, WeatherLabs, and Videos Now, $1,132,558 for the severance agreement payments made to the former owner of Books Now (see Note 3 to the consolidated financial statements) and $344,078 of advertising expense associated with the @ Home contract and increased sales expense associated with WeatherLabs, Books Now and VideosNow.

         Research and development expense increased 33.2% to $1,906,893 during the year ended June 30, 1999 from $1,432,006 during the year ended June 30, 1998. Research and development expense increased due to decreased levels of activity required for the development of VideosNow and netClearing.

         On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock, has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and has issued warrants to purchase 100,000 shares of the Company's common stock at $19.48 per share (the "Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the WeatherLabs Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated on the co-branded Weather@Home site. Included in selling expense for the year ended June 30, 1999 is $344,078 related to the @Home agreement.

Discontinued Operations

         During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During the year ended June 30, 1998, pretax income from the direct mail marketing operations was $178,204. During the year ended June 30, 1998, the Internet service operations incurred a pretax loss of $425,078. The Company realized a pretax gain of $7,031,548 from the sale of its direct mail marketing operations and a $372,657 gain from the sale of its Internet service operations during the year ended June 30, 1998.

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

Quarterly Results

         The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 1999 and fiscal 1998. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.

                                                                        For the three months ended
                                                                        --------------------------
                                                   Sep. 30, 1998     Dec. 31, 1998     Mar. 31, 1999     Jun 30, 1999
                                                   -------------     -------------     -------------     ------------
Net sales                                          $    319,352      $    434,582      $    464,300      $  2,752,407
Cost of sales                                           179,881           291,930           255,771         1,834,789
                                                   ------------------------------------------------------------------
     Gross margin                                       139,471           142,652           208,529           917,618
                                                   ------------------------------------------------------------------
Operating expenses:
     AOL interactive marketing agreement costs             --           5,471,135            52,202            34,800
     Write off of in-process research and
       development                                    3,700,000              --                --                --
     Depreciation and amortization                      695,728         1,126,837         1,109,614         1,457,584
     General and administrative                         594,761           614,235         1,043,002         1,021,643
     Selling                                            531,576         1,509,018           463,289           744,209
     Research and development                            38,670           843,996           496,578           527,649
                                                   ------------------------------------------------------------------
                                                      5,560,735         9,565,221         3,164,685         3,785,885
                                                   ------------------------------------------------------------------
Other income (expense), net                             300,684          (180,079)         (166,689)         (650,373)
                                                   ------------------------------------------------------------------
Net income (loss)                                  $ (5,120,580)     $ (9,602,648)     $ (3,122,845)     $ (3,518,640)
                                                   ==================================================================

Net income (loss) per common share:
  Basic and diluted                                       (0.56)            (0.70)             (022)            (0.23)

Weighted average common shares outstanding
  Basic and diluted                                   9,191,351        13,745,159        14,166,766        15,466,464

                                                                          For the three months ended
                                                                          --------------------------
                                                       Sep. 30, 1997    Dec. 31, 1997    Mar. 31, 1998    Jun. 30, 1998
                                                        -----------      -----------      -----------      -----------
Net sales                                               $    17,545      $     1,942      $   385,671      $   397,853
Cost of sales                                                 5,459           59,598          258,144          422,670
                                                        -----------      -----------      -----------      -----------
     Gross margin                                            12,086          (57,656)         127,527          (24,817)
                                                        -----------      -----------      -----------      -----------
Operating expenses:
     General and administrative                             548,659          425,483          738,944        2,379,651
     Depreciation and amortization                          385,904          398,817          387,235          373,134
     Research and development                               473,350          373,717          454,218          130,721
     Selling                                                642,006          336,355          188,861          122,790
                                                        -----------      -----------      -----------      -----------
                                                          2,049,919        1,534,372        1,769,258        3,006,296
                                                        -----------      -----------      -----------      -----------
Other income (expense), net                                  61,063          (27,589)         (26,397)          13,661
                                                        -----------      -----------      -----------      -----------
Loss  from continuing operations before income
  taxes and discontinued operations                      (1,976,770)      (1,619,617)      (1,668,128)      (3,017,452)
Benefit (provision) for income taxes                           --            (49,829)       2,733,829             --
                                                        -----------      -----------      -----------      -----------
Income (loss) from continuing operations                 (1,976,770)      (1,669,446)       1,065,701       (3,017,452)
                                                        -----------      -----------      -----------      -----------
Discontinued operations:
Income (loss) from continuing operations
  advertising operations, net of income taxes               110,558           51,368          (50,548)            --
Loss from operations of discontinued internet
  service subsidiary, net of income taxes                  (121,431)        (123,546)         (20,698)            --
Gain on sale of direct mail advertising operations,
  net of income taxes                                          --               --          4,394,717             --
  Gain  on sale of internet service provider
    subsidiary, net of income taxes                            --               --            232,911             --
                                                        -----------      -----------      -----------      -----------
Income (loss) from discontinued operations                  (10,873)         (72,178)       4,556,382             --
                                                        -----------      -----------      -----------      -----------
Net income (loss)                                       $(1,987,643)     $(1,741,624)     $ 5,622,083      $(3,017,452)
                                                        ===========      ===========      ===========      ===========
Net income (loss) per common share:

  Income (loss) from continuing operations:
    Basic                                               $     (0.23)     $     (0.19)     $      0.12      $     (0.39)
    Diluted                                                   (0.23)           (0.19)            0.12            (0.39)

  Net income (loss):
    Basic                                                     (0.23)           (0.20)            0.64            (0.39)
    Diluted                                                   (0.23)           (0.20)            0.64            (0.39)

Weighted average common shares outstanding
  Basic                                                   8,560,932        8,605,767        8,763,505        7,723,563
  Diluted                                                 8,560,932        8,605,767        8,832,086        7,723,563

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

         In March 1998, the Company sold the net assets of DataMark Systems, Inc., its direct mail marketing subsidiary. To date, the Company has received $6,857,300 from the sale of these net assets and was scheduled to receive an additional $700,000 in July 1999.

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

         On February 1, 1999, we entered into a second amendment with AOL, under which AOL returned to us (a) 636,942 warrants to purchase shares of common stock and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising ceased immediately, but we continued to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. AOL charges $208,809 per year for a permanent location on their shopping channel. We have no further financial obligations to AOL.

         As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the fair market value of the permanent location on the shopping channel for 8 months, should be written off. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,234,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,471,135 during the year ended June 30, 1999.

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

         On March 25 1999 the Company entered into a 5 year software licensing agreement with ACI Worldwide, Inc. ("ACI") to license ACI's BASE24 software to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. The license agreement called for payments totaling $5,941,218 to be made over a 5 year period. The Company made a payment to ACI of $591,248 to ACI in March 1999.

         On June 3, 1999 the Company entered into a 3 year international software distribution agreement with ACI to market the Company's netClearing product. The Company received a $700,000 deposit against this contract from ACI in July 1999.

         On June 14, 1999, the Company raised $6,500,000 by selling 1,250,000 shares of its common stock and warrants to purchase 1,000,000 shares of common stock at $5.20 per share to Transaction Systems Architects, Inc. ("TSAI"), the parent company of ACI In connection with this stock purchase agreement the software licensing agreement with ACI was modified to reduce the total payments due under the software license agreement to $4,517,296. The Company made the additional required payment to ACI of $3,888,435 from the proceeds received from TSAI.

         Operating activities used $7,783,023 the year ended June 30, 1999 compared to $6,377,970 during the year ended June 30, 1998.

         Cash used in investing activities was $8,054,484 during the year ended June 30, 1999 and cash was provided from investing activities was $4,537,549 during the year ended June 30, 1998. During the year ended June 30, 1999, the Company's investing activities included a $4,517,296 prepayment of a software license, $2,000,000 in loans made in connection with the acquisition of Secure Bank to the former stockholders' of Secure Bank, $849,203 of cash advances for operating activities to Digital Courier International, Inc. prior to its acquisition by the Company, the acquisition of equipment for $838,298, a $300,000 loan to Clicksmart in connection with the sale of Books Now and VideosNow, offset by the receipt of proceeds from the sale of assets of $362,642 and net cash acquired in acquisitions of $87,671. During the year ended June 30, 1998, the Company's investing activities included $810,215 of cash advances for operating activities to Digital Courier International, Inc., the acquisition of equipment for $794,344, an investment in CommTouch, Ltd. of $750,000 and the receipt of proceeds from the sale of the direct mail advertising operations of $6,857,300 and from the sale of equipment of $20,938.

         Cash provided by financing activities was $15,007,139 during the year ended June 30, 1999 as compared to $113,741 during the year ended June 30, 1998. During the year ended June 30, 1999 the cash provided was attributable to the net proceeds of $13,024,000 from issuance of preferred and common stock, $2,350,000 from loan proceeds and $943,750 from proceeds received from the exercise of stock options offset by principal repayments on capital lease obligations of $856,250 and principal repayments on loans of $454,361. During the year ended June 30, 1998 the cash provided was attributable to the net receipt of $2,650,000 from the sale and leaseback agreement entered into in October 1997, $32,417 from the proceeds received upon the exercise of stock options and $86,000 from loan proceeds, offset in part by the payment of $1,700,000 for the retirement of common stock owned by former officers of the Company and $690,183 and $264,493 of principal payments on capital leases and debt agreements.

         Management projects that with the acquisition of DataBank International, Ltd. there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of June 30, 1999, the Company had $2,381,356 of cash. As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $21,564,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively. As of June 30, 1999, the Company has a tangible working capital deficit of $1,285,266. Only the recently acquired Access Services and Secure Bank operations are generating positive cash flows.

         If the Company does not acquire DataBank International, Ltd in October 1999 as anticipated, additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. In which case, management will actively pursue other funding alternatives. Management may also pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts. Management projects that there will be sufficient cash flows from operating activities with the acquisition of DataBank during the next twelve months to provide capital for the Company to sustain its operations.

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

         To date we have invested $60,000 in an effort to certify all aspects of the business are year 2000 compliant. The areas of the business which have been targeted for compliance testing are our operations and our software products and services. We conducted the certification process over a three-month period in which all software products and service components under our direct control certified year 2000 compliant. For the major operational components and remaining software and services that are under the control of third party organizations, we have received written confirmation and evidence of year 2000 compliance. We may realize operational exposure and risk if the systems for which we are dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

     o electronic data exchange systems operated by third parties with whom we transact business;
     o server software which we use to present content and advertising to our customers and partners; and
     o   computers,   software,  telephone  systems  and  other  equipment  used internally.

         In October 1997, we initiated the review and assessment of all of our computerized hardware and internal-use software systems to ensure that such systems will function properly in the year 2000 and beyond. During the last two years, our computerized information systems have been substantially upgraded to be year 2000 compliant.

         We have not yet determined a contingency plan in the event that any non-compliant critical systems are not remedied by the year 2000, nor have we formulated a timetable to create such a contingency plan. It is possible that costs associated with year 2000 compliance efforts may exceed our current projections of an additional $20,000 to reach total compliance. In such a case, these costs could have a material negative impact on our financial position and results of operations. It is also possible that if systems material to our operations have not been made year 2000 compliant, or if third parties fail to make their systems compliant in a timely manner, the year 2000 issue could have a material adverse effect on our business, financial condition, and results of operations. This would result in an inability to provide functioning software and services to our customers in a timely manner, and could then result in lost revenues from these customers, until such problems are resolved by us or the responsible third parties.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The consolidated financial statements and report of independent public accountants are filed as part of this report on pages F-1 through F-37


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
-------  -----------------------------------------------------------------------
         FINANCIAL STATEMENT DISCLOSURE.
         -------------------------------

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         Located in Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

         Incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The following table sets forth information regarding Common Stock of the Company beneficially owned as of September 8, 1999 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Stock,
(ii) each director and director nominee, (iii) each executive officer named in the Summary Compensation Table, and (iv) all officers and directors as a group. As of September 8, 1999, there were 18,557,390 shares of Common Stock outstanding and 360 shares of Preferred Stock outstanding.

                                                     Amount of        Percentage
           Names and Addresses of                     Common          of Voting
           Principal Stockholders                     Shares*         Securities
           ----------------------                   ---------         ----------

    L. H. Trust                                       995,296             5.4%
    Castletown, Isle of Man

    Brown Simpson Strategic Growth Fund, Ltd.       1,183,657  (1)        6.2%
    152 West 57th Street
    New York, New York  10019

    Brown Simpson Strategic Growth Fund, L.P.         515,902  (2)        2.7%
    152 West 57th Street
    New York, New York  10019

    Transaction Systems Architects, Inc.            2,250,000  (3)       11.5%
    224 South 108th Avenue
    Omaha, Nebraska  68154

           Officers and Directors
           ----------------------

    James A. Egide                                  1,510,632             8.1%
    136 Heber Avenue, Suite 204
    Park City, Utah  84060

    Raymond J. Pittman                              1,930,127            10.4%
    187 Fremont Street
    San Francisco, California 94105

    Kenneth M. Woolley                                199,500  (4)        1.1%
    136 Heber Avenue., Suite 204
    Park City, Utah  84060

    Mitchell L. Edwards                               285,971  (5)        1.5%
    136 Heber Avenue., Suite 204
    Park City, Utah  84060

    Glen Hartman                                       66,667             0.4%
    136 Heber Avenue, Suite 204
    Park City, Utah  84060

    Donald Marshall                                      --               0.0%
    136 Heber Avenue, Suite 204
    Park City, Utah  84060

    Allan Grosh                                       186,667  (6)        1.0%
    136 Heber Avenue, Suite 204
    Park City, Utah  84060

    All Directors and Executive Officers            4,181,564            22.1%

    (7 persons)

* Assumes exercise of all exercisable options and warrants held by listed security holders which can be exercised within 60 days from September 8, 1999.

(1) Includes 520,000 shares which Brown Simpson Ltd. may acquire upon exercise of warrants. Does not include Series A Convertible Preferred Stock which is convertible into 444,444 shares of common stock which are not currently convertible.

(2) Includes 280,000 shares which Brown Simpson L.P. may acquire upon exercise of warrants. Does not include Series A Convertible Preferred Stock which is convertible into 355,556 shares of common stock which are not currently convertible.

(3) Includes 1,000,000 shares which Transactions Systems Architects, Inc. may acquire upon exercise of warrants.

(4) Includes 37,500 shares which Mr. Woolley may acquire on exercise of options. Does not include 75,000 shares which may be acquired on exercise of options which are not currently exercisable.

(5) Includes 166,971 shares which Mr. Edwards may acquire on exercise of options. Does not include 100,000 shares which may be acquired on exercise of options which are not currently exercisable.

(6) Includes 186,667 shares which Mr. Grosh may acquire on exercise of options. Does not include 373,333 shares which may be acquired on exercise of options which are not currently exercisable.

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

         During the year ended June 30, 1999, the Company made a cash loan to an officer in the amount of $56,000, which was settled in full in July 1999.

         In connection with the acquisition of SB.com in June 1999, the Company made cash loans of $500,000 to each of four officers of SB.com. in exchange for promissory notes. The notes accrue interest at a rate of six percent per annum and are due in full June 30, 2001 or sooner if the makers receive proceeds from the sale of Company stock.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

     (a) INDEX TO FINANCIAL STATEMENTS

Title of Documents                                                      Page No.
------------------                                                      --------

DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Public Accountants                                  F-1

Consolidated Balance Sheets as of June 30, 1999 and 1998                  F-2

Consolidated Statements of Operations for the Years
         Ended June 30, 1999, 1998 and 1997                               F-4

Consolidated Statements of Stockholders' Equity for
         the Years Ended June 30, 1999, 1998 and 1997                     F-6

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 1999, 1998 and 1997                               F-11

Notes to Consolidated Financial Statements                                F-13

     (b) Reports on Form 8-K
     -----------------------

         The Company filed a Current Report on Form 8-K on June 21, 1999 reporting the Stock Purchase Agreement with SB.Com, Inc. and the Securities Purchase agreement with Transaction Systems Architects, Inc.

     (c) Exhibits
     ------------

         The following documents are included as exhibits to this report.

Exhibits      Exhibit Description                                          Page or Location
--------      --------------------------------------------------------     -----------------
3.1           Amended and restated certificate of incorporation            x
3.2           By-laws                                                      x
10.1          Lease Agreement                                              +
10.2          Amended and restated DataMark Holding, Inc Incentive         #
                  Plan
10.3          Content license and distribution agreement with At Home      x
                  Corporation
10.4          Stock Exchange Agreement with Digital Courier                *
                  International, Inc.
10.5          Asset Purchase Agreement with Focus Direct, Inc.             *
10.6          Loan Agreement dated as of October 22, 1999                  (1)
10.7          Securities Purchase Agreement with Brown Simpson dated
                November 23, 1998 as amended December 2, 1998              (1)
10.8          Securities Purchase Agreement with Brown Simpson dated
                March 3, 1999                                              (2)
10.9          Stock Purchase Agreement with SB.Com, Inc.                   (3)
10.10         Securities Purchase Agreement with Transaction Systems
                Architects, Inc.                                           (3)
21.1          Subsidiaries of the Registrant                               attached herewith
22.0          Consent of Independent Public Accountants                    attached herewith
27.0          Financial Data Schedule                                      attached herewith

* Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special Stockholders meeting to be held on September 16, 1998.
#        Incorporated  by reference to the Company's Form S-8 filed on April 28,
         1998.
+ Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.
x Incorporated by reference to the Company's Annual Report for the year ended June 30, 1998.
(1) Incorporated by reference to the Company's Form 8-K filed on December 11, 1998.
(2)      Incorporated  by reference to the Company's Form 8-K filed on March 10,
         1999
(3)      Incorporated  by reference to the Company's  Form 8-K filed on June 21,
         1999

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF JUNE 30, 1999 AND 1998 AND FOR
                         EACH OF THE THREE YEARS IN THE
                           PERIOD ENDED JUNE 30, 1999


                             TOGETHER WITH REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Courier Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier
Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $21,564,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively. The Company has a tangible working capital deficit of $1,285,266 as of June 30, 1999. Only the recent acquired operations of Access Services and Sb.com are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
 September 10, 1999

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 AND 1998

                                     ASSETS

                                                                        1999             1998
                                                                    ------------     ------------
CURRENT ASSETS:
   Cash                                                             $  2,381,356     $  3,211,724
   Trade accounts receivable, net of allowance for doubtful
     accounts of $32,900 and $0, respectively                            650,096           16,459
   Other receivables                                                     800,000             --
   Prepaid software license                                              903,456             --
   Prepaid advertising                                                   458,772             --
   Prepaid expenses and  other current assets                            194,658          814,767
   Receivable from an officer                                             56,000             --
   Current portion of AOL anchor tenant placement costs                     --          3,237,281
                                                                    ------------     ------------
                Total current assets                                   5,444,338        7,280,231
                                                                    ------------     ------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                                       6,314,571        6,225,817
   Furniture, fixtures and leasehold improvements                        998,199          777,419
                                                                    ------------     ------------
                                                                       7,312,770        7,003,236
   Less accumulated depreciation and amortization                     (3,604,888)      (2,109,736)
                                                                    ------------     ------------
                Net property and equipment                             3,707,882        4,893,500
                                                                    ------------     ------------
AOL ANCHOR TENANT PLACEMENT COSTS, net of
 current portion                                                            --          8,136,841
                                                                    ------------     ------------
GOODWILL, net of accumulated amortization of
$2,596,675 and $76,699, respectively                                  30,927,702        1,441,459
                                                                    ------------     ------------
PREPAID SOFTWARE LICENSE, net of current portion                       3,387,960             --
                                                                    ------------     ------------
RECEIVABLE FROM DIGITAL COURIER
 INTERNATIONAL, INC.                                                        --            810,215
                                                                    ------------     ------------
OTHER ASSETS                                                           3,907,865        1,458,500
                                                                    ------------     ------------
                                                                    $ 47,375,747     $ 24,020,746
                                                                    ============     ============


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND 1998 (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       1999             1998
                                                                   -------------    -------------
CURRENT LIABILITIES:
   Notes payable                                                   $   2,210,614    $     100,000
   Current portion of capital lease obligations                        1,102,084        1,006,906
   Accounts payable                                                      330,510        1,458,598
   Accrued rental payments for vacated facilities                         34,200          544,014
   Other accrued liabilities                                           1,689,968          531,400
                                                                   -------------    -------------

                Total current liabilities                              5,367,376        3,640,918
                                                                   -------------    -------------

   CAPITAL LEASE OBLIGATIONS, net of current portion                     432,704        1,384,132
                                                                   -------------    -------------
   COMMITMENTS AND CONTINGENCIES (Notes 1, 7, 8 and 14)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10,000 par value; 2,500,000 shares
    authorized, 360 shares outstanding                                 3,600,000             --
   Common stock, $.0001 par value; 50,000,000 shares
    authorized,  18,557,390 and 8,268,489 shares outstanding,
    respectively                                                           1,856              827
   Additional paid-in capital                                         72,759,439       31,196,354
   Warrants outstanding                                                1,363,100        2,519,106
   Receivable settled through the repurchase of common shares
    by the Company                                                          --           (148,576)
   Stock subscription                                                    (12,000)            --
   Accumulated deficit                                               (36,136,728)     (14,572,015)
                                                                   -------------    -------------
                Total stockholders' equity                            41,575,667       18,995,696
                                                                   -------------    -------------
                                                                   $  47,375,747    $  24,020,746
                                                                   =============    =============


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                       1999             1998               1997
                                                   ------------------------------------------------
NET SALES                                         $  3,970,641      $    803,011      $      8,812
COST OF SALES                                        2,562,371           745,871               492
                                                   ------------------------------------------------
          Gross margin                               1,408,270            57,140             8,320
                                                   ------------------------------------------------
OPERATING EXPENSES:
 General and administrative                          3,273,641         4,092,737         1,400,916
 Depreciation and amortization                       4,389,763         1,545,090           398,066
 Acquired in process research and development        3,700,000              --                --
 Research and development                            1,906,893         1,432,006         3,966,185
 Selling                                             3,248,092         1,290,012         1,897,665
 AOL agreement                                       5,558,137              --                --
                                                   ------------------------------------------------
          Total operating expenses                  22,076,526         8,359,845         7,662,832
                                                   ------------------------------------------------
OPERATING LOSS                                     (20,668,256)       (8,302,705)       (7,654,512)
                                                   ------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest and other income                              63,846           178,354           496,365
 Net loss on sale of assets                           (379,822)             --                --
 Interest expense                                     (371,203)         (157,616)             (704)
 Other expense                                          (9,278)             --                --
                                                   ------------------------------------------------

          Net other income (expense)                  (696,457)           20,738           495,661
                                                   ------------------------------------------------
LOSS BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                           (21,364,713)       (8,281,967)       (7,158,851)

INCOME TAX BENEFIT                                        --           2,684,000              --
                                                   ------------------------------------------------
LOSS FROM CONTINUING OPERATIONS                    (21,364,713)       (5,597,967)       (7,158,851)
                                                   ------------------------------------------------


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)

                                                               1999              1998               1997
                                                         -------------------------------------------------
DISCONTINUED OPERATIONS:
 Income from operations of discontinued direct
  mail  advertising  operations, net of income tax
  provision of $66,827 and $180,263, respectively        $         --        $   111,377      $   300,438


 Gain on sale of direct mail advertising operations,
  net of income tax provision of $2,636,831                        --          4,394,717             --

 Loss from operations of discontinued Internet
  service provider subsidiary, net of income tax
  benefit of $159,404 and $180,263, respectively                   --           (265,674)      (3,040,643)

 Gain on sale of Internet service provider
  subsidiary, net of income tax provision of
   $ 139,746                                                       --            232,911             --
                                                         -------------------------------------------------
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                                        --          4,473,331       (2,740,205)
                                                         -------------------------------------------------
NET LOSS                                                    (21,364,713)      (1,124,636)      (9,899,056)

PERFERRED STOCK DIVIDEND                                       (200,000)            --               --
                                                         -------------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $  (21,564,713)     $(1,124,636)     $(9,899,056)

NET LOSS PER COMMON SHARE:
 Loss from continuing operations:
  Basic and diluted                                      $        (1.63)     $     (0.66)     $     (0.86)
                                                         =================================================
 Income (loss) from discontinued operations:
  Basic and diluted                                      $         --        $      0.53      $     (0.33)
                                                         =================================================
 Net loss:
  Basic and diluted                                      $        (1.64)     $     (0.13)     $     (1.19)
                                                         =================================================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
  Basic and diluted                                          13,130,216        8,422,345        8,309,467
                                                         =================================================


           See accompanying notes to consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                            Receivable
                                                                                            Settled in
                                                                       Additional           Repurchased     Stock
                             Preferred Stock      Common Stock           Paid-in    Warrants  Common     Subscriptions   Accumulated
                             Shares   Amount    Shares     Amount        Capital  Outstanding  Stock      Receivable       Deficit
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 1996           --   $ --    8,085,407    $   808    $ 20,585,276   $  --    $  --    $ (1,496,137)   $ (3,548,323)

Exercise of stock options        --     --      102,400         10          78,405      --       --            --              --

Collection of stock
 subscriptions receivable        --     --         --         --              --        --       --       1,496,137            --

Exercise of stock warrants       --     --       36,125          4         279,965      --       --            --              --

Issuance of common stock to
 purchase computer software      --     --       12,000          1          95,999      --       --            --              --

Issuance of common stock to
 acquire Sisna                   --     --      325,000         33       2,232,961      --       --            --              --

Net loss                         --     --         --         --              --        --       --            --        (9,899,056)
                           ---------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1997           --     --    8,560,932        856      23,272,606      --       --            --       (13,447,379)

Exercise of stock options        --     --      424,815         42         539,093      --       --            --              --

Acquisition of shares in
 cashless exercise of stock
 options                         --     --     (132,822)       (13)       (488,329)     --       --            --              --

Issuance of common stock for
 compensation                    --     --       20,000          2          61,248      --       --            --              --

Compensation expense
 recorded in connection with
 grant of stock options          --     --         --         --           343,750      --       --            --              --

Issuance of common stock to
 acquire Books Now               --     --      100,000         10         312,490      --       --            --              --


          See accompanying notes to consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                                           Additional
                                           Preferred Stock                    Common Stock                  Paid-in
                                         Shares       Amount             Shares           Amount            Capital
----------------------------------------------------------------------------------------------------------------------
Issuance of common stock to
 acquire WeatherLabs                       --       $       --            253,260      $         26      $    762,478

Issuance of common stock and
 warrants in connection with
 AOL agreement                             --               --            955,414                96         8,329,920

Purchase of common stock
 from officers for cash                    --               --         (1,866,110)             (187)       (1,699,813)

Reacquisition and retirement
 of common stock in
 connection with sale of Sisna             --               --            (35,000)               (4)         (141,090)

Reacquisition of common stock
 issued to purchase
 computer software                         --               --            (12,000)               (1)          (95,999)

Receivable settled through the
 repurchase of common
 shares by the Company                     --               --               --                --                --

Net loss                                   --               --               --                --                --
                           -------------------------------------------------------------------------------------------
BALANCE, June 30, 1998                     --               --          8,268,489               827        31,196,354

Issuance of common stock for
 cash                                      --               --          2,050,000               205         9,797,795

Issuance of Series A preferred
 stock for cash                             360        3,600,000             --                --            (174,000)

Exercise of stock options                  --               --          1,083,529               108         3,132,722

Acquisition of shares in
 cashless exercise of stock
 options                                   --               --           (335,833)              (33)       (2,174,655)


          See accompanying notes to consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                Receivable
                                                Settled in         Stock Sub-
                                  Warrants      Repurchased      Subscriptions         Accumulated
                                Outstanding     Common Stock       Receivable            Deficit
---------------------------------------------------------------------------------------------------
Issuance of common stock to
 acquire WeatherLabs            $       --       $       --        $     --           $   --

Issuance of common stock and
 warrants in connection with
 AOL agreement                     2,519,106             --              --               --

Purchase of common stock
 from officers for cash                 --               --              --               --

Reacquisition and retirement
 of common stock in
 connection with sale of Sisna          --               --              --               --

Reacquisition of common stock
 issued to purchase
 computer software                      --               --              --               --

Receivable settled through the
 repurchase of common
 shares by the Company                  --           (148,576)           --               --

Net loss                                --               --              --         (1,124,636)
                           ------------------------------------------------------------------------
BALANCE, June 30, 1998             2,519,106         (148,576)           --        (14,572,015)

Issuance of common stock for
 cash                                   --               --              --               --

Issuance of Series A preferred
 stock for cash                         --               --              --           (200,000)

Exercise of stock options               --               --              --               --

Acquisition of shares in
 cashless exercise of stock
 options                                --               --              --               --


          See accompanying notes to consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)

                                                                                                           Additional
                                            Preferred Stock                     Common Stock                Paid-in
                                         Shares          Amount          Shares              Amount         Capital
---------------------------------------------------------------------------------------------------------------------
Issuance of common stock to
 acquire Digital Courier
 International                             --              --          4,659,080               466        14,026,872

Issuance of common stock to
 acquire SecureBank                        --              --          2,840,000               284        17,837,756

Issuance of common stock and
 warrants to acquire Access
 Services                                  --              --            300,000                30         1,631,370

Issuance of common stock in
 settlement with former
 owner of Books Now                        --              --            205,182                20         1,051,538

Issuance of contingent shares
 of common stock related to
 acquisition of WeatherLabs                --              --            101,035                10           593,570

Issuance of common stock and
 warrants in connection with
 @Home agreement                           --              --             20,534                 2           223,305

Reacquisition  and  retirement
 of common stock and
 warrants in connection with
 termination of AOL
 agreement                                 --              --           (601,610)              (60)       (4,234,615)

Repurchase of common shares
 as settlement of receivable               --              --            (33,016)               (3)         (148,573)

Issuance of warrants in
 connection with loan
 agreement                                 --              --               --                --                --

Net loss                                   --              --               --                --                --
                            -----------------------------------------------------------------------------------------
BALANCE, June 30, 1999                      360     $3,600,0000       18,557,390      $      1,856      $ 72,759,439
                            =========================================================================================


          See accompanying notes to consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)

                                                       Receivable
                                                       Settled in         Stock
                                      Warrants         Repurchased    Subscriptions      Accumulated
                                    Outstanding       Common Stock      Receivable         Deficit
----------------------------------------------------------------------------------------------------
Issuance of common stock to
 acquire Digital Courier
 International                           --                --            (12,000)             --

Issuance of common stock to
 acquire SecureBank                      --                --               --                --

Issuance of common stock and
 warrants to acquire Access
 Services                             440,000              --               --                --

Issuance of common stock in
 settlement with former
 owner of Books Now                      --                --               --                --

Issuance of contingent shares
 of common stock related to
 acquisition of WeatherLabs              --                --               --                --

Issuance of common stock and
 warrants in connection with
 @Home agreement                      887,000              --               --                --

Reacquisition  and  retirement
 of common stock and
 warrants in connection with
 termination of AOL
 agreement                         (2,519,106)             --               --                --

Repurchase of common shares
 as settlement of receivable             --             148,576             --                --

Issuance of warrants in
 connection with loan
 agreement                             36,100              --               --                --

Net loss                                 --                --               --         (21,364,713)
----------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999           $  1,363,100      $       --       $    (12,000)     $(36,136,728)
====================================================================================================


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                           Increase (Decrease) in Cash

                                                                         1999              1998              1997
                                                                    -------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(21,364,713)     $ (1,124,636)     $ (9,899,056)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                        4,389,763         1,545,090           398,066
  Amortization and write-off of AOL anchor tenant placement
   costs                                                               5,558,137              --                --
  Acquired in-process research and development                         3,700,000              --           2,232,961
  Issuance of common stock and warrants in connection with
   @Home agreement                                                     1,110,307              --                --
  Issuance of common stock in settlement with former
   shareholders of Books Now, Inc.                                     1,051,558              --                --
  Loss on sale of assets                                                 379,821            11,196              --
  Gain on sale of direct mail marketing and Internet service
   operations                                                               --          (7,404,205)             --
  Provision for reserve against CommTouch Ltd. investment                   --             375,000              --
  Compensation expense related to issuance of stock options                 --             343,750              --
  Issuance of common stock as compensation                                  --              61,250              --
  Compensation expense related to cashless exercise of stock
   options                                                                14,391            18,375              --
  Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
     Trade accounts receivable                                          (523,168)          101,653             8,206
     Other receivables                                                  (278,172)             --                --
     Prepaid advertising                                                 216,228              --                --
     Prepaid software license                                            225,880              --                --
     AOL anchor tenant placement costs                                      --            (525,000)             --
     Other current assets                                                 24,545          (519,901)          (74,742)
     Net current assets of discontinued operations                          --                --             182,041
     Other assets                                                       (974,845)          (13,360)          (38,636)
     Accounts payable                                                 (1,296,583)          446,168           588,899
     Accrued liabilities                                                 (16,172)          306,650           267,601
                                                                    -------------------------------------------------
       Net cash used in operating activities                          (7,783,023)       (6,377,970)       (6,334,660)
                                                                    -------------------------------------------------


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)

                           Increase (Decrease) in Cash

                                                                           1999               1998              1997
                                                                      ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans made in connection with SB.com acquisition and sale of
  Books Now and Videos Now assets                                     $ (2,300,000)     $       --        $       --
 Prepayment of software license                                         (4,517,296)             --                --
 Increase in receivable from Digital Courier International, Inc.          (849,203)         (810,215)             --
 Purchase of property and equipment                                       (838,298)         (794,344)       (3,188,360)
 Investment in CommTouch, Ltd.                                                --            (750,000)             --
 Net proceeds from the sale of direct mail advertising operations             --           6,857,300              --
 Net proceeds from sale of assets                                          362,642            20,938              --
 Net cash acquired in acquisitions                                          87,671              --                --
 Increase in net long-term assets of discontinued operations                  --                --            (509,334)
 Cash of discontinued operations                                              --              13,870              --
                                                                      ---------------------------------------------------
          Net cash (used in) provided by investing activities           (8,054,484)        4,537,549        (3,697,694)
                                                                      ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of common and preferred stock               13,024,000            32,417           358,418
 Net proceeds from sale and lease back of equipment                           --           2,650,000              --
 Collection of receivables from sale of common stock                          --                --           1,496,137
 Net proceeds from exercise of stock options                               943,750              --                --
 Proceeds from borrowings                                                2,350,000            86,000              --
 Purchase of common stock from officers                                       --          (1,700,000)             --
 Principal payments on capital lease obligations                          (856,250)         (690,183)             --
 Principal payments on borrowings                                         (454,361)         (264,493)          (43,201)
                                                                      ---------------------------------------------------
          Net cash provided by financing activities                     15,007,139           113,741         1,811,354
                                                                      ---------------------------------------------------
NET DECREASE IN CASH                                                      (830,368)       (1,726,680)       (8,221,000)
CASH AT BEGINNING OF YEAR                                                3,211,724         4,938,404        13,159,404
                                                                      ---------------------------------------------------
CASH AT END OF YEAR                                                   $  2,381,356      $  3,211,724      $  4,938,404
                                                                      ===================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                               $    347,139      $    157,616      $      9,495


          See accompanying notes to consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation

Digital Courier Technologies, Inc. (formerly DataMark Holding, Inc.), a Delaware corporation, was incorporated May 16, 1985. Effective March 17, 1998, DataMark Holding, Inc. ("Holding") entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc., a Nevada corporation ("DCII"). The acquisition and the changing of Holding's name to Digital Courier Technologies, Inc. ("DCTI") were approved by the shareholders of Holding on September 16, 1998. The acquisition of DCII has been accounted for as a purchase in the accompanying consolidated financial statements (see Note 3).

On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). In January 1998, the Company acquired the stock of Books Now, Inc. ("Books Now"), in May 1998 acquired the stock of WeatherLabs Technologies, Inc. ("WeatherLabs"), in April 1999 acquired the stock of Access Services, Inc. ("Access Services"), and in June 1999 acquired the common stock of SB.com, Inc. ("SB.com"). These acquisitions have been accounted for as purchases with the
results  of  operations  of  the  acquired   entities   being  included  in  the
accompanying consolidated financial statements from the dates of the acquisitions. In March 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former major shareholder. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations and Sisna's Internet service operations as discontinued operations.

On July 15, 1998, the Company sold a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets relate primarily to the national Internet-based network of local television stations. Additionally, in May 1999 the Company sold certain assets of Books Now and the Company's Videos Now operations to ClickSmart.com (see Note 3).

DCTI, DCII, WeatherLabs, Books Now, Access Services, SB.com and Sisna are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations and Related Risks

The Company's historical operations through March 1998 primarily consisted of providing highly targeted business to consumer advertising for its clients. During fiscal years 1998 and 1997, the medium for such targeted advertising was direct mail and was being expanded to include an online network. The direct mail advertising operations were sold in March 1998.

In January 1997, the Company acquired Sisna, which operated as an Internet service provider allowing its customers access to the Internet. Through a network of franchisees, Sisna offered Internet access in 12 states. Sisna was sold back to Sisna's former major shareholder in March 1998.

In fiscal 1994, the Company began developing an advertiser funded national Internet service ("WorldNow Online") which was launched in the last quarter of fiscal year 1997. The Company's strategy for WorldNow Online included the creation of a national Internet-based network of local television stations. WorldNow would provide free web hosting, web maintenance and other Internet features, including national content and advertising, to the television stations. In return, the stations would provide local content, ranging from news, weather and sports, to entertainment, recreational and cultural events, as well as free television advertising and promotions in order to drive local users of the Internet to the WorldNow site. Both WorldNow and the stations' revenues would be derived from local and national advertising as well as related commerce conducted via the Internet. WorldNow went online in June 1997, and began generating minimal advertising revenues in August 1997. In July 1998, the Company agreed to sell certain assets related to the national Internet-based network of local television stations (see Note 3).

As discussed above, in fiscal year 1998 the Company acquired Books Now and WeatherLabs and in fiscal year 1999 acquired DCII, Access Services and SB.com. Certain assets and operations of Books Now and the Company's Videos Now operations were sold in fiscal year 1999. The Company's strategy is to develop and market proprietary electronic commerce software and technologies and online information services for the Internet. The Company is developing e-commerce, content publishing, and payment processing software suites that are marketed and licensed to online businesses including Internet portals, web sites and financial institutions.

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

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $21,364,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively. As of June 30, 1999, the Company has a tangible working capital deficit of $1,285,266. Only the recently acquired operations of Access Services and SB.com are generating positive cash flows. Additional funding will be required before the Company's continuing operations will achieve and sustain profitability, if at all. These matters raise substantial doubt about the

Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans in regard to these matters include pursuing various potential funding sources. During fiscal year 1999, the Company was successful in obtaining $13,024,000 of equity funding through the sale of common and preferred stock for cash and $2,350,000 of debt funding. As discussed in Note 14, the Company has entered into an agreement to acquire DataBank International, Ltd ("DataBank"). Management believes that with the acquisition of DataBank, there will be sufficient cash flows from operations during fiscal year 2000 to sustain its operations. However, there can be no assurance that the acquisition of DataBank will be consummated, that its operations will continue to generate positive cash flow or that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

Other Assets

As of June 30, 1999 and 1998, other assets consist of the following:

                                                              1999           1998
                                                          --------------------------
Notes receivable from prior shareholders of Access
 Services,  face value of $2,000,000 discounted at 10
 percent                                                  $1,851,240     $     --
Noncurrent receivable from Focus Direct                         --          700,000
Investment in CommTouch preferred stock                      750,000        375,000
Noncurrent prepaid advertising                               573,457           --
Security deposit under capital lease arrangement (see
 Note 8)                                                     350,000        250,000
Note receivable from ClickSmart.com                          300,000           --
Deposits and other                                            83,168        133,500
                                                          --------------------------
                                                          $3,907,865     $1,458,500
                                                          ==========================

As discussed in Note 3, in connection with the acquisition of Access Services, the Company made loans of $500,000 each to four of Access Services' prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and are due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent is less than the current market interest rate, the notes have been discounted using a 10 percent interest rate. Additionally, during fiscal year 1999 in connection with the sale of certain assets of Books Now and the Company's Videos Now operations, the Company loaned $300,000 to ClickSmart.com. The $300,000 note receivable bears interest at 8 percent due quarterly with the principal due on May 25, 2000.

During fiscal year 1998, the Company entered into a Series C Preferred Share Purchase Agreement with CommTouch Software Ltd. ("CommTouch"), an Israeli company, whereby the Company agreed to invest $750,000 in CommTouch's Series C Preferred Stock. CommTouch is engaged in the development, manufacture and marketing of PC-based Internetworking software. As of June 30, 1999, management of the Company determined that the investment in CommTouch was partially impaired and recorded a reserve of $375,000 against the investment. Subsequent to June 30, 1999, CommTouch successfully completed an initial public offering of its common stock which has provided additional capital and the Company determined that the reserve recorded in fiscal year 1998 is no longer required.

Accounting for Impairment of Long-Lived Assets

The Company accounts for its property and equipment, AOL anchor tenant placement costs, goodwill and other long lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. As of June 30, 1999, management determined that the Company's investment in ClickSmart.com of $551,407 was impaired and recorded this investment at $0 due to the uncertainties related to future profitability of ClickSmart.

Fair Value of Financial Instruments

The carrying amounts reported n the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable and capital lease obligations also approximate fair value based on current rates for similar debt. The $700,000 noncurrent receivable as of June 30, 1998 related to the sale of the direct mail advertising business is noninterest bearing and was not due until June 30, 1999. The estimated fair value of the receivable as of June 30, 1998 was approximately $640,500. The carrying amounts of the noncurrent receivables as of June 30, 1999 approximate fair value.

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

Options to purchase 1,778,971, 1,445,000 and 1,424,815 shares of common stock at weighted average exercise prices of $5.50, $3.82 and $5.36 per share as of June 30, 1999, 1998, and 1997, respectively, warrants to purchase 3,015,000, 656,942 and 20,000 shares of common stock at weighted average exercise prices of $6.50, $9.37 and $7.75 per share as of June 30, 1999, 1998 and 1997, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at June 30, 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of June 30, 1999, the Company has agreed to issue up to an additional 375,200 shares of common stock in connection with the acquisition of WeatherLabs (see Note 3). The issuance of the shares is contingent on the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of Diluted EPS.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During the year ended June 30, 1999, the Company issued 4,659,080 shares of common stock to acquire DCII, 2,840,000 shares of common stock to acquire SB.com, and 300,000 shares of common stock (and warrants to purchase 100,000 shares of common stock) to acquire Access Services (see Note 3). Additionally, the Company issued 101,035 shares of common stock pursuant to the contingency provisions of the WeatherLabs acquisition. The common shares and warrants issued were recorded at their fair values.

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

During the year ended June 30, 1999, 601,610 shares of common stock and the warrants to purchase 318,471 shares of common stock were returned to the Company by AOL in connection with termination of the Interactive Marketing Agreement. In addition, during the year ended June 30, 1998 the Company acquired the common stock of Books Now and WeatherLabs in exchange for 100,000 and 253,260 shares of common stock, respectively (see Note 3).

During the year ended June 30, 1997, the Company acquired $96,000 of computer software in exchange for 12,000 shares of common stock. During the year ended June 30, 1999, the software was returned by the Company and the Company received back the 12,000 shares of common stock. During fiscal year 1997, the Company acquired the common stock of Sisna in exchange for 325,000 shares of the Company's common stock. During fiscal year 1998, the Company sold the common stock of Sisna back to the former major shareholder of Sisna for the return of 35,000 shares of the Company's common stock.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; accordingly, the Company will adopt SFAS No. 133 in its fiscal year 2001 consolidated financial statements. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal year 1999 presentation.

(3)  ACQUISITIONS AND DISPOSITIONS

Digital Courier International, Inc.

Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with DCII. Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $14,027,338 to the shareholders of DCII. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition was approved by the shareholders of the Company on September 16, 1998.

The acquisition of DCII has been accounted for as a purchase and the results of operations of DCII are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets and contra-equity acquired included $250,000 of equipment, $20,500 of deposits and $12,000 of stock subscriptions receivable. Liabilities assumed consisted of $219,495 of accounts payable and accrued liabilities. After entering into the Exchange Agreement, the Company made advances to DCII to fund its operations. The amount loaned to DCII totaled $1,659,418 as of the date of acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets was $15,623,750. Of this amount, $11,923,750 was recorded as goodwill and other intangibles and is being amortized over a period of five years and $3,700,000 was expensed as acquired in-process research and development.

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

Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $2,000,000 will be required over the next 6 to 9 months to develop the aforementioned products to commercial viability.

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

Access Services, Inc.

Effective April 1, 1999, the Company acquired all of the outstanding stock of Access Services, a credit card processing company. The shareholders of Access Services were issued 300,000 shares of the Company's common stock valued at $1,631,400 (based on the quoted market price of the Company's common stock on the date of the acquisition), $75,000 in cash and warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share valued at $440,000. The acquisition of Access Services has been accounted for as a purchase and the results of operations of Access Services are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $97,999 of cash, $110,469 of accounts receivable, $25,939 of equipment and $2,780 of deposits. Liabilities assumed consisted of $264,794 of accounts payable and accrued liabilities and $10,100 of notes payable. As discussed in Note 2, in connection with the acquisition of Access Services, the Company made loans of $500,000 each to four of Access Services' prior shareholders. The notes receivable bear interest at 6 percent, which is less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,856,240 and the $2,000,000 face value of the notes amounting to $143,760 has been recorded as additional purchase price.

The excess of the purchase price over the estimated fair market value of the acquired net assets of $2,327,866 has been recorded as goodwill and is being amortized over a period of 5 years.

In connection with the acquisition of Access Services, the Company entered into a 2-year employment agreement with a key officer. Pursuant to the employment agreement, the Company has committed to pay a base annual salary of $120,000 and bonuses as determined by the Company. If the Company terminates the officer's employment without cause, the officer is generally entitled to the salary, bonuses and benefits otherwise payable under the agreement as severance. The employment agreement automatically continues after the initial term on a year to year basis until terminated by either party.

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years.

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

The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $616,764 was recorded as goodwill and was being amortized over a period of 5 years. During the year ended June 30, 1999, the Company sold certain assets of Books Now to ClickSmart.com (see additional discussion below).

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

WeatherLabs

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders were entitled to receive a total of 523,940 additional shares over the next 3 years based on the stock price of the Company's common stock, as defined, at the end of the Company's next 3 fiscal years. As of June 30, 1999, an additional 101,035 shares of common stock with a fair market value of $593,580 were issuable pursuant to the contingency provisions. Based on the stock price of the Company's common stock, as defined, at the end of fiscal years 2000 and 2001, the shareholders may be entitled to receive up to a total of 375,200 shares of the Company's common stock.

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $1,441,599 has been recorded as goodwill and is being amortized over a period of 5 years.

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for the years ended June 30, 1999, 1998 and 1997 (assuming the acquisitions of DCII, Access Services and SB.com had occurred as of July 1, 1997 and the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1996) are as follows:

                                                   1999              1998               1997
                                            -----------------------------------------------------
Revenues                                      $  4,838,938      $  1,594,768      $    368,802
Loss from continuing operations                (18,727,081)       (6,537,201)       (7,574,632)
Loss from continuing operations per share            (0.94)            (0.55)            (0.87)

Sisna, Inc.

On January 8, 1997, the Company completed the acquisition of Sisna pursuant to an Amended and Restated Agreement and Plan of Reorganization. Pursuant to the agreement, the Company issued 325,000 shares of its common stock valued at
$2,232,961 in exchange for all of the issued and outstanding shares of Sisna. The issuance of the common shares was recorded at the quoted market price on the date of the acquisition. The excess of the purchase price over the estimated fair market value of the acquired assets less liabilities assumed was $2,232,961, which was allocated to acquired in-process research and development and expensed at the date of the acquisition. Sisna had not been profitable since its inception. The tangible assets acquired consisted of $32,212 of trade accounts receivable, $124,151 of inventory and $500,000 of computer and office equipment. The liabilities assumed consisted of $10,550 of bank overdrafts, $278,227 of accounts payable, $233,142 of notes payable and $134,444 of other accrued liabilities.

In connection with the acquisition, the Company entered into 3-year employment agreements with 4 of Sisna's key employees and shareholders. The 4 employment agreements provided for aggregate base annual compensation of $280,000. The employment agreements also provided for aggregate bonuses of $500,000, which were paid as of the date of the acquisition. These bonuses were earned and expensed as the employees completed certain computer installations. The employment agreements also included noncompetition provisions for periods extending 3 years after the termination of employment with the Company.

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

The operations of Sisna have been reflected in the accompanying condensed consolidated financial statements from the acquisition date in January 1997 through the sale date in March 1998 as discontinued operations. The Sisna revenues were $555,686 and $341,842, respectively, and the loss from operations was $(425,078) and $(2,662,666) during the years ended June 30, 1998 and 1997, respectively.

Sale of Direct Mail Advertising Operations

In March 1998, the Company sold its direct mail advertising operations to Focus Direct, a Texas corporation. Pursuant to the asset purchase agreement, Focus Direct purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal wherever located of the Company used in the Company's direct mail operations. Focus Direct also agreed to assume certain liabilities of the Company related to the direct mail advertising operations. Pursuant to the agreement, Focus Direct agreed to pay the Company $7,700,000 for the above described net assets. Focus Direct paid the Company $6,900,000 at closing and agreed to pay an additional $700,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing. The remaining receivable of $700,000 was not paid on the due date of June 30, 1999 and the Company is considering its collection options.

This sale resulted in a pretax gain of $7,031,548. The purchaser acquired tangible assets consisting of approximately $495,000 of accounts receivable, $180,000 of inventory, $575,000 of furniture and equipment, and $10,000 of other assets, and assumed liabilities of approximately $590,000 of accounts payable and $320,000 of other accrued liabilities.

The direct mail advertising operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The direct mail advertising revenues for the years ended June 30, 1998 and 1997 amounted to $7,493,061 and $6,448,156, respectively.

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

Sale of Certain Assets Related to Books Now and the Company's Videos Now Operations

Effective May 28, 1999, the Company entered into an Asset Purchase Agreement with ClickSmart.com, Inc., a new corporation formed for the purpose of combining the assets acquired from the Company with certain assets contributed by Video Direct Inc. Pursuant to the agreement, the Company exchanged certain assets for
19.9 percent of the common stock of ClickSmart.com. The assets exchanged by the Company primarily related to the operations of Books Now and Videos Now and consisted of $57,183 of net equipment, $52,204 of prepaid advertising and certain intangibles represented by net goodwill of $442,020. ClickSmart did not assume any existing liabilities related to Books Now and Videos Now. The operations of Books Now and Videos Now were not generating positive cash flows prior to the exchange and the operations of Video Direct did not have any history of profitability. Due to these uncertainties with respect to the future cash flows and profitability of ClickSmart.com, at the time of the exchange management determined that the Company's investment in ClickSmart.com of $551,407 should be written off. Prior to the exchange, management was considering the termination of the Books Now and Videos Now operations.

As discussed in Note 2, in connection with the exchange the Company loaned ClickSmart $300,000 under a promissory note bearing interest at 8 percent and due in May of 2000.

(4)  Marketing Agreements

Interactive Marketing Agreement with America Online, Inc.

On June 1, 1998, the Company entered into an interactive marketing agreement with America Online, Inc. ("AOL") for an initial term of 39 months (the "Marketing Agreement"). Under the Marketing Agreement, the Company agreed to pay AOL $12,000,000 in cash and issue a seven-year warrant to purchase 318,471 shares of the Company's common stock at $12.57 per share (the "Performance Warrant") in exchange for AOL providing the Company with certain permanent anchor tenant placements for its Videos Now site on the AOL Network and promotion of the Videos Now site. The Company agreed to make cash payments to AOL of $1,200,000 upon execution of the agreement in June 1998, $4,000,000 prior to January 1, 1999, $4,000,000 prior to July 1, 1999 and $2,800,000 prior to
January 1, 2000. The initial $1,200,000 payment was not actually made until July 6, 1998. During the initial term of the Marketing Agreement, AOL agreed to deliver 500 million impressions to the Company's Videos Now site. The
Performance Warrant would vest quarterly over the term of the Marketing Agreement as the specified quarterly impressions were delivered by AOL. During the second through fifth quarters of the Marketing Agreement, AOL was to deliver at least 25 million impressions each quarter and during the sixth through thirteenth quarters AOL was to deliver at least 50 million impressions each quarter.

The Marketing Agreement included an option whereby AOL elected to provide additional permanent anchor tenant placements for Videos Now on AOL.com (a separate and distinct website) in exchange for 955,414 shares of the Company's common stock and a seven-year, fully vested warrant to purchase 318,471 shares of the Company's common stock at a price of $6.28 per share (the "Option Warrant").

The original $12,000,000 of cash payments and the estimated fair market value of the Performance Warrant, to be determined as the warrant vests, were to be accounted for as follows: (i) the estimated fair market value of the permanent anchor tenant placements on the AOL Network of $1,750,000 per year, or approximately $5,250,000 in total, would be charged to expense ratably over the period from the launch of the Company's interactive site, which occurred in November 1998, through the term of the agreement; and (ii) the remaining amount would be treated as advertising costs and would be expensed as the advertising services were received. The estimated fair market value of the permanent anchor tenant placements on the AOL Network was determined based on information obtained from AOL as to the amounts paid by other companies to AOL for comparable placements.

The fair market value of the common shares issued of $8,330,016 and the estimated fair market value of the Option Warrant of $2,519,106 represent the value of the permanent anchor tenant placements on AOL.com (a separate and distinct website from the AOL Network) and would be charged to expense ratably over the period from the launch of the Company's interactive site on AOL.com, which occurred in November 1998, through the term of the Marketing Agreement. As of June 30, 1999, the initial $1,200,000 payment obligation was allocated $525,000 to AOL anchor tenant placement costs and $675,000 to prepaid advertising expense. The fair market value of the common stock issued and the Option Warrant was recorded as AOL anchor tenant placement costs in the accompanying consolidated financial statements.

Effective January 1, 1999, the Company and AOL amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

On February 1, 1999, the Company entered into a second amendment with AOL, under which AOL agreed to return to the Company (a) 636,942 warrants to purchase common stock and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the Marketing Agreement. All advertising was ceased immediately; however, the Company continued to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. The Company has no further financial obligations to AOL.

Under the original contract with AOL the Company was to be one of only two predominantly displayed online stores ("permanent anchor tenant") for the sale of videos on the AOL channels where subscribers would most likely go to purchase videos. In addition to the predominant display on the AOL channels, AOL was providing advertising on its other channels to send customers to the permanent anchor tenant sites. The permanent anchor tenancy included "above the fold placement" (no scrolling required to see the Company's video site) and an oversized logo (larger than a banner or a button). Under the amended contract with AOL the Company received "button" placement on the AOL shopping channel. "Button" placement is not predominant on the AOL channels, is smaller, need not be "above the fold" and is not the beneficiary of AOL advertising designed to send customers to the site.

As a result of the February 1, 1999 amendment to the Marketing Agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location on the shopping channel for 8 months, should be written off. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,234,675 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106. This resulted in a net write-off of $5,471,135 during the year ended June 30, 1999.

Content License and Distribution Agreement with At Home Corporation

On July 10, 1998, the Company entered into a Content License and Distribution Agreement with At Home Corporation ("@Home") for an initial term of 36 months. Under this agreement, the Company agreed to: (1) pay @Home $800,000 in non-refundable guaranteed cash payments, (2) issue 20,534 shares of the Company's common stock, (3) issue seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares"), and (4) issue warrants to purchase 100,000 shares of the Company's common stock at

$19.48 per share (the "Performance Warrants"); in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated from the co-branded Weather@Home site which is located within WeatherLabs.

The Company made a cash payment to @Home of $266,000 upon execution of the agreement in July 1998, and is scheduled to make additional payments of $267,000 on July 10, 1999 and $267,000 on July 10, 2000. The Company issued 20,534 shares of its common stock on the effective date of the agreement. The Warrant Shares vested on the effective date of the agreement. The Performance Warrants vest over the term of the agreement as certain promotion criteria are achieved by @Home. The costs related to the agreement are advertising costs and will be expensed as the advertising services are received. Of the initial cash payment to @Home of $266,000, the fair market value of the 20,534 shares of common stock of $223,307 and the estimated fair market value of the Warrant Shares of $887,000, $1,032,229 has been recorded as prepaid advertising expense as of June 30, 1999 and will be expensed as advertising services are provided.

SOFTWARE LICENSE AGREEMENT

On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which will be used to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Pursuant to the agreement, the Company agreed to pay ACI $5,941,218 during the life of the contract. The Company made a payment upon signing the contract of $591,218 and was scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

As discussed in Note 9, on June 14, 1999 Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement that amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement.

(6)  NOTES PAYABLE

Notes payable consist of the following as of June 30, 1999 and 1998:
                                                                        1999          1998
                                                                    -------------------------
Note payable to a partnership; interest at 10 percent, principal
 and accrued interest due on demand, unsecured                      $1,150,000     $     --

Note payable to a group of individual  lenders;  interest at 24 percent  payable monthly, principal due in October 1999,
 secured by certain receivables                                        921,828           --

Note payable to an individual (assumed in acquisition of
 WeatherLabs); interest at 8 percent, due on demand,
 unsecured                                                             100,000        100,000

Note payable to the former shareholders of SB.com (assumed in
 acquisition of SB.com); paid in full subsequent in July 1999           28,686           --

Other                                                                   10,100           --
                                                                    -------------------------
        Notes payable, net of current portion                       $2,210,614     $  100,000
                                                                    =========================

(7)  INCOME TAXES

The components of the net deferred income tax asset as of June 30, 1999 and 1998 are as follows:

                                                     1999              1998
                                                 -----------------------------
Net operating loss carryforwards                 $ 8,934,000      $ 3,341,000
Accrued liabilities                                  180,000          271,400
Receivable reserves and other                        108,000          162,000
                                                 -----------------------------
            Total deferred income tax assets       9,222,000        3,774,400
Valuation allowance                               (9,222,000)      (3,774,400)
                                                 -----------------------------
            Net deferred income tax asset        $      --        $      --
                                                 =============================

As of June 30, 1999, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $24,820,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire begin expiring in 2009.

No benefit for income taxes was recorded during the years ended June 30, 1999 and 1997. The income tax benefit recorded for the year ended June 30, 1998 of $2,684,000 was limited to the income tax provision recorded on income from discontinued operations. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, management has recorded a valuation allowance against the entire net deferred income tax asset.

(8)  COMMITMENTS AND CONTINGENCIES
Leases

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

The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 1999 are as follows, net of sublease rentals:

                                                Minimum         Minimum
                                                Capital        Operating
                                                 Lease           Lease
                Year Ending June 30,            Payments        Rentals
    ------------------------------------------------------------------------
                      2000                   $  1,200,772    $   400,231
                      2001                        360,956        352,760
                      2002                         55,157        292,431
                      2003                         49,222         96,250
                      2004                          5,188           --
                                             -------------------------------
    Total minimum lease payments                1,671,295    $ 1,141,672
                                             ===============================
    Less amount representing interest            (136,507)
                                             -------------
    Present value of net minimum lease
     payments, including current portion
     of $1,102,084                           $  1,534,788
                                             -------------

The Company incurred rent expense of $412,240, $552,264 and $472,572 in connection with its operating leases for the years ended June 30, 1999, 1998 and 1997, respectively. Due to the sale of the Company's direct mail advertising operations and the Sisna Internet service operations during fiscal 1998, the Company vacated certain leased facilities. The Company accrued a liability for an estimated $544,000 of future rental payments for vacated facilities that would not be covered by subleases.

Purchase  Commitment

On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services. This agreement was terminated and superceded by an agreement effective July 15, 1997. The Company committed to minimum annual usage of at least $500,000 over a three-year period.

Legal Matters

The Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial position, liquidity or results of operations of the Company.

(9)  CAPITAL TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $10,000 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock. As of June 30, 1999, 360 shares have been designated as Series A convertible preferred stock and 720 shares have been designated as Series B convertible preferred stock. The Company issued the 360 shares of Series A during the year ended June 30, 1999. The Series A and Series B preferred shares are identical and rank pari passu with regard to liquidation, and other preferential rights, except that the conversion price for the Series A is $4.50 per share of common stock and the conversion price for the Series B is $7.00 per share of common stock. The Series A and B preferred shares are senior in right of payment, whether upon liquidation, dissolution or otherwise, to any other class of equity securities of the Company.

Common Stock Issuances and Other Transactions

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

During the year ended June 30, 1998, the Company issued 100,000 and 253,260 shares of its common stock to purchase Books Now and WeatherLabs, respectively. The Company issued 955,414 shares of common stock and warrants to purchase common stock to AOL in connection with the Interactive Marketing Agreement described in Note 4.

On April 28, 1998, the Company entered into an Amended Stock Repurchase Agreement (the "Repurchase Agreement") with Mr. Chad L. Evans, the former CEO and Chairman of the Board of the Company. Pursuant to the Repurchase Agreement, the Company agreed to repurchase 1,800,000 shares of the Company's common stock held by Mr. Evans for $1,500,000. Additionally, the Company entered into a Confidentiality and Noncompetition Agreement with Mr. Evans, pursuant to which Mr. Evans, for consideration consisting of $25,000, agreed, among other things, not to compete with the Company, solicit employees from the Company, or use proprietary information of the Company for a period of three years. In addition, the Company acquired 66,110 shares of common stock for $199,813 from the president of the direct mail advertising operations that were sold during the year.

During the year ended June 30, 1999 the Company issued 4,659,080, 2,840,000, and 300,000 shares of common stock to acquire DCII, Access Services, and SB.com, respectively. The Company issued 101,035 shares of common stock in connection with the acquisition of WeatherLabs and issued 205,182 shares of common stock in settlement with the former owners of Books Now.

During the year ended June 30, 1999 the Company issued 20,534 shares of common stock in connection with the @Home agreement and received back 601,610 shares of common stock in connection with the termination of the AOL Interactive Marketing Agreement.

Stock Purchase Agreements with the Brown Simpson Strategic Growth Funds

On November 24, 1998, the Company raised $1,800,000 by selling its common stock and warrants to purchase common stock to The Brown Simpson Strategic Growth Funds (the "Purchasers") pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Purchase Agreement"). On December 2, 1998, the Company sold an additional $1,800,000 of common stock to the Purchasers and amended the Purchase Agreement and related documents (the "Amended Agreements").

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

On March 3, 1999, the Company raised an additional $3,600,000 through the sale of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase common stock to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "March Purchase Agreement").

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

The quota Market price of the Company's common stock on March 31, 1999 was $4.75 per share, which is less than the $4.50 per share conversion price. The intrinsic value of the beneficial conversion feature of $200,000 has been reflected in the accompanying consolidated financial statements as a preferred stock diviend.

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

Issuance of Common Stock to Transaction Systems Architects, Inc.

On June 14, 1999, TSAI purchased 1,250,000 shares of the Company common stock and five- year warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. The exercise price of the warrants is the lower of $5.20 per share or the average per share market value for the five consecutive trading days with the lowest per share market value during the 22 trading days prior to December 14, 1999.

(10) STOCK OPTIONS

The Company has established the Omnibus Stock Option Plan (the "Option Plan") for employees and consultants. The Company's Board of Directors has from time to time authorized the grant of stock options outside of the Option Plan to directors, officers and key employees as compensation and in connection with obtaining financing and guarantees of loans. The following table summarizes the option activity for the years ended June 30, 1999, 1998 and 1997.

                                     Options Outstanding
                        -----------------------------------------------
                                                           Weighted
                            Number of                  Average Exercise
                              Shares     Price Range        Price
                        -----------------------------------------------
Balance at June 30, 1996      620,592    $ 0.25-9.00      $  5.54
 Granted                       65,000           3.25         3.25
 Expired or cancelled        (100,000)          5.00         9.00
                        -----------------------------------------------
Balance at June 30, 1997      585,592      0.25-9.00         5.38
 Granted                      365,000      2.75-5.00         3.06
 Expired or cancelled        (305,000)     3.25-7.75         6.43
 Exercised                   (150,592)          0.25         0.25
                        -----------------------------------------------
Balance at June 30, 1998      495,000      2.75-9.00         4.58
 Granted                      210,000      5.75-5.85         5.79
 Expired or cancelled        (125,000)          9.00         9.00
 Exercised                   (345,000)     2.75-5.00         2.95
                        -----------------------------------------------
Balance at June 30, 1999      235,000    $ 5.00-5.85       $ 5.71
                        ===============================================

All of the above options have been granted with exercise prices equal to or greater than the intrinsic fair value of the Company's common stock on the dates of grant and accordingly no compensation expense has been recorded. During the year ended June 30, 1998, the Company decreased the option price to $2.75 per share for 315,000 of the options that had been previously granted at prices ranging from $3.25 to $7.75 per share and extended the exercise periods for certain of the options. As of June 30, 1999, 66,667 of the above options are exercisable and the above options expire, if not exercised, from July 1, 2000 through June 29, 2004.

The Option Plan provides for the issuance of a maximum of 2,500,000 shares of common stock. The Option Plan is administered by the Board of Directors who designate option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisable for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 1999, 1998 and 1997 under the Option Plan.

                                        Options Outstanding
                          ------------------------------------------------
                                                              Weighted
                              Number of                   Average Exercise
                                Shares     Price Range          Price
                          ------------------------------------------------
Balance at June 30, 1996        451,623    $ 0.50-7.75       $  3.75
  Granted                       510,000      3.25-9.00          5.72
  Expired or canceled           (20,000)     0.50-5.00          2.75
  Exercised                    (102,400)     0.50-1.00          0.62
                          ------------------------------------------------
Balance at June 30, 1997        839,223      0.50-9.00          5.35
  Granted                     1,215,000      2.75-7.75          3.50
  Expired or canceled          (830,000)     0.50-7.75          6.02
  Exercised                    (274,223)     0.50-3.38          1.83
                          ------------------------------------------------
Balance at June 30, 1998        950,000      2.75-9.00          2.42
  Granted                     1,462,500      4.00-7.38          5.42
  Expired or canceled          (130,000)     4.00-6.63          4.37
  Exercised                    (738,529)     2.75-4.00          2.87
                          ------------------------------------------------
Balance at June 30, 1999      1,543,971    $ 2.75-7.75        $ 5.47
                          ------------------------------------------------

The weighted average fair value of options granted during the years ended June 30, 1999, 1998 and 1997 was $3.65, $1.66 and $3.42, respectively. A summary of the options outstanding and options exercisable at June 30, 1999 is as follows:

                    Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------    ---------------------------
                                          Weighted
                                           Average                                            Weighted
  Range of                                Remaining         Weighted                          Average
  Exercise             Options           Contractatual      Average          Options          Exercise
   Prices            Outstanding            Life         Exercise Price    Exercisable         Price
------------------------------------------------------------------------------------------------------
$2.75 - 3.99            126,971          4.6 years          $   2.81         116,971          $   2.75
 4.00 - 5.24            245,000          4.0 years              4.13          70,836              4.38
 5.25 - 6.49          1,260,000          4.8 years              5.80         280,000              5.78
 6.50 - 7.75            147,000          9.8 years              7.50         105,667              7.69
------------------------------------------------------------------------------------------------------
 2.75 - 7.75          1,778,971          4.8 years          $   5.50         573,474          $   5.34
======================================================================================================

Stock-Based Compensation

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. SFAS No. 123,

"Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 5.50, 5.50 and
6.47 percent in fiscal years 1999, 1998 and 1997, respectively, a dividend yield of 0 percent, volatility factors of the expected common stock price of 187.91,
88.91 and 77.80 percent, respectively, and weighted average expected lives ranging from one to nine years for the stock options. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 1999, 1998 and 1997:

                                    1999           1998           1997
                              --------------------------------------------
   Net loss:
    As reported               $ (21,564,713)  $ (1,124,636)  $ (9,899,056)
    Pro forma                   (22,817,835)    (4,229,002)   (10,936,543)
   Net loss per share (basic
    and diluted):
    As report                         (1.64)         (0.13)         (1.19)
    Pro form                          (1.74)         (0.50)         (1.32)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

(11) EMPLOYEE  BENEFIT PLAN

The Company sponsors a 401(k) profit sharing plan for the benefit of its employees. All employees are eligible to participate and may elect to contribute to the plan annually. The Company has no obligation to contribute and did not contribute additional matching amounts to the Plan during any year presented.

(12)  RELATED-PARTY TRANSACTIONS

During the year ended June 30, 1999, the Company loaned $56,000 to an officer. The $56,000 has been repaid to the Company subsequent to June 30, 1999.

During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd. and Barrons Online, Inc., companies in which one of the Company's directors and shareholders has an ownership interest. Under the agreements, the Company provided software development services, configured hardware and other computer equipment and related facilities amounting to $410,292. As of June 30, 1998, the Company had a receivable from these companies in the amount of $148,576. The Company had agreed to repurchase shares of its common stock as settlement for the receivable. Accordingly, the receivable was reflected as contra equity in the accompanying June 30, 1998 consolidated balance sheet and was settled as of June 30, 1999.

(13) SEGMENT REPORTING

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Operating segments are components of the Company for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: netClearing and WeatherLabs. The netClearing segment utilizes both e-commerce tools and transaction software suite software to provide an electronic package for conducting business and facilitating credit card payment processing over the internet. The WeatherLabs segment supplies proprietary real-time weather information to online business throughout the world, and hosts its own web site for consumers and business customers.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Sales and transfers between the segments are eliminated in consolidation. The Company evaluates performance of the operating segments based on profit or loss before income taxes, not including nonrecurring gains or losses. The reportable segments are managed separately because each segment has differing products, customer requirements, technology and marketing strategies.

Segment profit and loss and segment assets as of and for the years ended June 30, 1999 and 1998 are presented in the following table. The WeatherLabs operating segment was acquired during fiscal year 1998 (See Note 3.), according all the Company's continuing operations during fiscal year 1997 related to netClearing.

                                      netClearing       WeatherLabs          Admin           Total
1999
Revenues                             $  3,601,273      $    369,368             --       $  3,970,641
Interest income                              --                --             57,164           57,164
Interest expense                            8,005           363,198          371,203
Depreciation and amortization           4,157,201           232,562             --          4,389,763
Segment operating loss                 16,007,958         1,019,761        4,336,994       21,364,713
Other significant noncash items:
  Acquired in-process R&D               3,700,000              --               --          3,700,000
  Write-off of AOL anchor tenant
  placement costs                       3,728,137              --               --          3,728,137
Segment assets                         44,827,505         2,548,242             --         47,375,747
Capital expenditures                      794,026            44,272             --            838,298

1998
Revenues                                  433,643           369,368             --            803,011
Interest income                              --                --            169,397          169,397
Interest expense                             --                --            157,616          157,616
Depreciation and amortization           1,534,777            10,313             --          1,545,090
Segment operating loss                  3,190,207         1,019,761        4,071,999        8,281,967
Other significant noncash items              --                --               --               --
Segment assets                         23,702,171           318,575             --         24,020,746
Capital expenditures                      794,344              --               --            794,344

(14) SUBSEQUENT EVENT

Stock Purchase and Exchange Agreement with DataBank International SKB, Ltd.

The Company has entered into a Stock Purchase and Exchange Agreement with DataBank International SKB, Ltd., a company organized under the laws of St. Christopher and Nevis ("DataBand"), and the selling shareholders of DataBank (the "Selling Shareholders") (the "Exchange Agreement"), dated as of August 13, 1999. Pursuant to the Exchange Agreement, the Company has agreed to issue up to 29,660,000 shares of its common stock (the "DCTI Shares") to the Selling Shareholders in exchange for all of the issued and outstanding shares of DataBank. If the full number of DCTI Shares are issued pursuant to the Exchange Agreement, the Selling Stockholders will own approximately 62 percent of the outstanding shares of the Company. At the closing (expected to be October, 1999), the Company will exchange 16,600,000 shares of common stock for the outstanding shares of DataBank and if DataBank meets certain performance criteria, as defined, the Company may be required to issue up to an additional 13,066,000 shares of common stock to the Selling Shareholders.

Consummation of the acquisition is conditioned upon the occurrence of certain events, including, among other things the approval of the Exchange Agreement by the Company's shareholders.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DIGITAL COURIER TECHNOLOGIES, INC.


Dated: September 27, 1999        By /s/ James A. Egide
                                 -----------------------------------------------
                                 James A. Egide, Chairman of the Board and Chief
                                 Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                      Date
---------                            -----                                      ----
/s/ James A. Egide                   Director and Chairman                      September 27, 1999
--------------------------------     of the Board and Chief Operating
James A. Egide                       Officer



/s/ Raymond J. Pittman               Director and Senior Vice President -       September 27, 1999
--------------------------------     Public Relations
Raymond J. Pittman



/s/ Mitchell L. Edwards              Director, Executive Vice President,        September 27, 1999
--------------------------------     and Chief Financial Officer
Mitchell L. Edwards



--------------------------------     President                                  September 27, 1999
Don Marshall



/s/ Allan Grosh                      Director and Chief Operating Officer,      September 27, 1999
--------------------------------
Allan Grosh

/s/ Glen Hartman                     Director                                   September 27, 1999
--------------------------------
Glen Hartman



                                     Director                                   September 27, 1999
--------------------------------
Kenneth Woolley



/s/ Michael D. Bard                  Controller                                 September 27, 1999
--------------------------------
Michael D. Bard