Form 10-Q
period 1999-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 1999-10-21
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                        ------------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 35,158,645 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of October 15, 1999.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                             September 30,       June 30,
                                                                 1999              1999
                                                             ------------------------------
CURRENT ASSETS:
  Cash                                                       $  1,811,917      $  2,381,356
  Trade accounts receivable                                     1,382,394           650,096
  Other receivables                                               700,000           800,000
  Available for sale security - CommTouch Software, Ltd.        3,091,620              --
  Prepaid software license                                        903,456           903,456
  Prepaid advertising                                             458,772           458,772
  Receivable from an officer                                         --              56,000
  Prepaid expenses and other current assets                       151,665           194,658
                                                             ------------------------------
         Total current assets                                   8,499,824         5,444,338
                                                             ------------------------------
PROPERTY AND EQUIPMENT:
  Computer and office equipment                                 6,440,012         6,314,571
  Furniture, fixtures and leasehold improvements                1,006,186           998,199
                                                             ------------------------------
                                                                7,446,198         7,312,770
  Less accumulated depreciation and amortization               (3,989,597)       (3,604,888)
                                                             ------------------------------
         Net property and equipment                             3,456,601         3,707,882
                                                             ------------------------------
GOODWILL, net of accumulated amortization
  of $4,818,772 and $2,596,675, respectively                   29,243,580        30,927,702
                                                             ------------------------------
PREPAID SOFTWARE LICENSE, net of current portion                3,162,096         3,387,960
                                                             ------------------------------
INVESTMENT IN COMMTOUCH SOFTWARE, LTD                                --             750,000
                                                             ------------------------------
OTHER ASSETS                                                    3,146,209         3,157,865
                                                             ------------------------------
                                                             $ 47,508,310      $ 47,375,747
                                                             ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,      June 30,
                                                                     1999             1999
                                                                ------------------------------
CURRENT LIABILITIES:
  Notes payable                                                 $  2,003,342      $  2,210,614
  Current portion of capital lease obligations                     1,132,113         1,102,084
  Accounts payable                                                   519,348           330,510
  Deferred revenue                                                 1,287,356           298,439
  Other accrued liabilities                                        1,424,435         1,425,729
                                                                ------------------------------
         Total current liabilities                                 6,366,594         5,367,376
                                                                ------------------------------
CAPITAL LEASE OBLIGATIONS, net of current portion                    134,267           432,704
                                                                ------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, 2,500,000 shares authorized; 360 shares
    of Series A convertible issued and outstanding                 3,600,000         3,600,000
Common stock, $.0001 par value; 50,000,000 shares
  authorized, 18,558,645 and 18,557,390 shares outstanding,
    respectively                                                       1,856             1,856
Additional paid-in capital                                        72,766,731        72,759,439
Accumulated other comprehensive income                             2,341,620              --
Warrants outstanding                                               1,363,100         1,363,100
Stock subscription receivable                                        (12,000)          (12,000)
Accumulated deficit                                              (39,053,858)      (36,136,728)
                                                                ------------------------------
         Total stockholders' equity                               41,007,449        41,575,667
                                                                ------------------------------
                                                                $ 47,508,310      $ 47,375,747
                                                                ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED SEPTEMBER, 1999 AND 1998
                                  (Unaudited)

                                                        1999              1998
                                                   ------------------------------
NET SALES                                          $  3,020,171      $    319,352
COST OF SALES                                         1,346,794           179,881
                                                   ------------------------------
         Gross margin                                 1,673,377           139,471
                                                   ------------------------------
OPERATING EXPENSES:
  Depreciation and amortization                       2,068,831           695,728
  Selling                                               995,683           531,576
  General and administrative                            883,766           594,761
  Research and development                              576,219            38,670
  Acquired in-process research and development             --           3,700,000
                                                   ------------------------------
         Total operating expenses                     4,524,499         5,560,735
                                                   ------------------------------
OPERATING LOSS                                       (2,851,122)       (5,421,264)
                                                   ------------------------------
OTHER INCOME (EXPENSE):
  Interest and other income                              75,834             9,894
  Net gain on sale of assets                               --             333,245
  Interest and other expense                           (141,842)          (42,455)
                                                   ------------------------------
  Other expense, net                                    (66,008)          300,684
                                                   ------------------------------
NET LOSS                                           $ (2,917,130)     $ (5,120,580)
                                                   ==============================

NET LOSS PER COMMON SHARE:
  Basic and Diluted                                $      (0.16)     $      (0.56)
                                                   ==============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and Diluted                                  18,557,499         9,191,351
                                                   ==============================


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (Unaudited)

                                                      1999             1998
                                                  ------------------------------
NET LOSS                                          $(2,917,130)     $(5,120,580)
OTHER COMPREHENSIVE INCOME, net of tax
  Unrealized holding gains arising during
  the period on available for sale securities       2,341,620             --
                                                  ------------------------------
COMPREHENSIVE LOSS                                $  (575,510)     $(5,120,580)
                                                  ==============================









     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)
                          Increase (Decrease) in Cash

                                                                           1999             1998
                                                                       -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(2,917,130)     $(5,120,580)
  Adjustments  to reconcile  net loss to net cash  provided
    by (used in) operating activities:
     Depreciation and amortization                                       2,068,831          695,728
     Compensation expense related to cashless exercise of stock
       options                                                               7,292             --
     Acquired in-process research and development                             --          3,700,000
     Issuance of common stock and warrants in connection
     with @Home  agreement                                                    --          1,110,307
     Gain on sale of WorldNow  assets                                         --           (333,245)
     Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
         Trade accounts  receivable                                       (732,298)         (12,429)
         Other receivables                                                 100,000             --
         Inventory                                                            --             (7,472)
         Prepaid  expenses and other current  assets                        42,993       (1,273,573)
         Prepaid software license                                          225,864             --
         Receivable from an officer                                         56,000             --
         Other assets                                                       11,656            5,925
         Accounts payable                                                  188,838         (580,724)
         Deferred revenue`                                                 988,917             --
         Accrued  liabilities                                               (1,294)        (143,014)
                                                                       -----------------------------
         Net cash provided by (used in) operating  activities               39,669       (1,959,077)
                                                                       -----------------------------
CASH FLOWS FROM INVESTING  ACTIVITIES:
  Purchase of  property  and  equipment                                   (133,428)        (330,010)
  Advances to Digital Courier International,  Inc.                            --           (849,203)
  Net cash proceeds from sale of WorldNow assets                              --             55,074
                                                                       -----------------------------
         Net cash used in investing activities                            (133,428)      (1,124,139)
                                                                       -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                         (268,408)        (242,859)
  Principal payments on borrowings                                        (207,272)            --
  Net proceeds from exercise  of stock  options                               --            151,250
                                                                       -----------------------------
         Net cash  used in  financing  activities                         (475,680)
                                                                       -----------------------------
NET DECREASE IN CASH                                                      (569,439)      (3,174,825)
CASH AT BEGINNING OF PERIOD                                              2,381,356        3,211,724
                                                                       -----------------------------
CASH AT END OF PERIOD                                                  $ 1,811,917      $    36,899
                                                                       =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                 $   115,689      $    38,999


      See accompanying notes to condensed consolidated financial statemen

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of September 30, 1999 and for the three months ended September 30, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

NOTE 2  - ACQUISITIONS AND DISPOSITIONS

Digital Courier International, Inc.

Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with Digital Courier International, Inc. ("DCII") Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $14,027,338 to the shareholders of DCII. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition was approved by the shareholders of the Company on September 16, 1998.

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

Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $1,500,000 will be required over the next 3 to 6 months to develop the aforementioned products to commercial viability.

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

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. In connection with the acquisition of SB.com, the Company made loans of $500,000 each to four of SB.com's' prior shareholders. The notes receivable bear interest at 6 percent, which is less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,856,240 and the $2,000,000 face value of the notes amounting to $143,760 has been recorded as additional purchase price.

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


Unaudited Pro Forma Data Related to Acquisitions

The unaudited pro forma results of operations of the Company for the three months ended September 30, 1999 and 1998 (assuming the acquisitions of DCII, Access Services and SB.com had occurred as of July 1, 1998) are as follows:

                                                      1999            1998
                                                --------------------------------
         Revenues                                $  3,020,171     $    459,362
         Loss from continuing operations           (2,917,130)      (2,373,175)
         Loss from continuing operations per            (0.16)           (0.15)

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

Sale of Certain Assets Related to Books Now and the Company's Videos Now Operations

Effective May 28, 1999, the Company entered into an Asset Purchase Agreement with ClickSmart.com, Inc., a new corporation formed for the purpose of combining the assets acquired from the Company with certain assets contributed by Video Direct Inc. Pursuant to the agreement, the Company exchanged certain assets for
19.9 percent of the common stock of ClickSmart.com. The assets exchanged by the Company primarily related to the operations of Books Now and Videos Now and consisted of $57,183 of net equipment, $52,204 of prepaid advertising and certain intangibles represented by net goodwill of $442,020. ClickSmart did not assume any existing liabilities related to Books Now and Videos Now. The operations of Books Now and Videos Now were not generating positive cash flows prior to the exchange and the operations of Video Direct did not have any history of profitability. Due to these uncertainties with respect to the future cash flows and profitability of ClickSmart.com, at the time of the exchange management determined that the Company's investment in ClickSmart.com of $551,407 should be written off. Prior to the exchange, management was considering the termination of the Books Now and Videos Now operations. In connection with the exchange, the Company loaned ClickSmart $300,000 under a promissory note bearing interest at 8 percent and due in May of 2000.


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

Options to purchase 1,646,305 and 1,348,000 shares of common stock at weighted average exercise prices of $5.56 and $4.36 per share as of September 30, 1999 and 1998, respectively, warrants to purchase 3,015,000 and 656,942 shares of common stock at weighted average exercise prices of $6.50 and $9.37 per share as of September 30, 1999 and 1998, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at September 30, 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of September 30, 1999, the Company has agreed to issue up to an additional 375,200 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock.
These contingent shares have also been excluded from the computation of diluted EPS.


NOTE 4  - SOFTWARE LICENSE AGREEMENT

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

As discussed in Note 5, on June 14, 1999 Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement that amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement.

NOTE 5  - SUBSEQUENT EVENT

Stock Purchase and Exchange Agreement with DataBank International SKB, Ltd.

The Company has entered into a Stock Purchase and Exchange Agreement with DataBank International SKB, Ltd., a company organized under the laws of St. Christopher and Nevis ("DataBank"), and the selling shareholders of DataBank (the "Selling Shareholders") (the "Exchange Agreement"), dated as of August 13, 1999. Pursuant to the Exchange Agreement, the Company agreed to issue up to 29,660,000 shares of its common stock (the "DCTI Shares") to the Selling Shareholders in exchange for all of the issued and outstanding shares of DataBank. If the full number of DCTI Shares are issued pursuant to the Exchange Agreement, the Selling Stockholders will own approximately 62 percent of the outstanding shares of the Company. The shareholders of the Company approved the acquisition of DataBank at a Special Shareholders Meeting on October 5, 1999. On that date the Company exchanged 16,600,000 shares of common stock for the outstanding shares of DataBank and if DataBank meets certain performance criteria, as defined, the Company may be required to issue up to an additional 13,066,000 shares of common stock to the Selling Shareholders.

Debt Financing

On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the Loan is secured by receivables owed to the Company. The maturity date of the Loan is October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders fee and the fair market value of the two-year warrants have been capitalized and are being amortized over the life of the loan. On October 15, 1999 the Company extended the loan for the current principal amount of $753,342 with a maturity date of October 20, 2000.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

Digital  Courier  Technologies,  Inc.  (referred  to  herein  as  "DCTI"  or the
"Company") provides state of the art real-time banking and credit card processing solutions for merchants and financial institutions worldwide through an integrated solution called netClearing(TM). netClearing is a suite of commerce-enabling technologies designed specifically for merchants and the merchant banks. The Company also operates WeatherLabs(TM). The WeatherLabs division supplies proprietary real-time weather information to online businesses throughout the world, and hosts its own web site for consumers and business customers.

The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. The Company recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, the Company acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. The Company formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. The Company divested its direct marketing and internet access businesses in fiscal 1998. The Company divested its television web site hosting businesses, Books Now operations and Videos Now operations in fiscal 1999. In March 1998, the Company signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September 1998, and the Company formally changed its name to Digital Courier Technologies, Inc. The Company acquired Access Services, Inc. and SB.com, Inc., both credit card processors, during the fourth quarter of fiscal 1999.

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

In May 1999, the Company sold certain assets related to Books Now and the Company's VideosNow division to Clicksmart, Inc. in exchange for 19.9% of Clicksmart's common stock and is entitled to receive $2,000,000 from Clicksmart either by receiving 75% of Clicksmart's net cash flows until DCTI receives an aggregate amount of $2,000,000 or from proceeds received by Clicksmart as an equity investment of not less than $10,000,000. The Company loaned Clicksmart $300,000 to be paid from Clicksmart's net cash flows before payment of the $2,000,000 deferred payment. The assets transferred to Clicksmart included $52,204 of prepaid advertising, $57,183 of computer and office equipment, and $442,020 of unamortized goodwill, resulting in a pretax loss on the sale of $551,407.

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

Results of Operations

Three months ended September 30, 1999 compared with three months ended September 30, 1998.

Net Sales

Net sales for the three months ended September 30, 1999 were $3,020,171 as compared to $319,352 for the three months ended September 30, 1998. Access Services operations, which were acquired in April 1999, accounted for $1,723,622 of the total net sales, Secure Bank operations which were acquired in June 1999, accounted for $1,065,009 of total net sales, WeatherLabs' operations accounted for $187,242 of total net sales and technical support services sales accounted for $44,298 of total net sales for the three months ended September 30, 1999. The Books Now operations which were sold in May 1999, accounted for $255,882 of total net sales, WeatherLabs' operations accounted for $63,336 of total net sales and WorldNow operations accounted for $134 of total net sales for the three months ended September 30, 1998.

Cost of Sales

Cost of sales for the three months ended September 30, 1999 were $1,346,794 or 44.6% of net sales. Cost of sales for the three months ended September 30, 1998 were $179,881 or 56.3% of net sales. The change in cost of sales as a percent of net sales is due to the change in products and services sold.

Operating Expenses

Depreciation and amortization expense increased 197.4% to $2,068,831 during the three months ended September 30, 1999 from $695,728 during the three months ended September 30, 1998. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies.

Selling expense increased 87.3% to $995,683 during the three months ended September 30, 1999 from $531,576 during the three months ended September 30, 1998. The increase in selling expense is attributable to selling expense related to the Company's payment processing operations and $114,693 of advertising expense associated with the @ Home contract.

On July 10, 1998, the Company entered into a Content License and Distribution Agreement with @Home for an initial term of 36 months. Under this agreement, the Company has agreed to pay @Home $800,000 in non-refundable guaranteed cash payments, has issued 20,534 shares of the Company's common stock, has issued seven-year warrants to purchase 100,000 shares of the Company's common stock at $9.74 per share (the "Warrant Shares") and has issued warrants to purchase

100,000  shares  of  the  Company's  common  stock  at  $19.48  per  share  (the
"Performance Warrants") in exchange for @Home providing the Company with advertising, marketing and distribution for the Company's WeatherLabs services site on the @Home Network and promotion of the WeatherLabs Weather@Home site. The Company is to receive 40 percent of the net advertising revenue generated from Weather@Home on the @Home Network. The Company will retain all of the advertising revenue generated on the co-branded Weather@Home site. Included in selling expense for the three months ended September 30, 1999 is $114,693, related to the @Home agreement.

General and administrative expense increased 48.6% to $883,766 during the three months ended September 30, 1999 from $594,761 during the three months ended September 30, 1998. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the three acquisitions in the past twelve months.

Research and development expense increased 1390.1% to $576,219 during the three months ended September 30, 1999 from $38,670 during the three months ended September 30, 1998. Research and development expense increased because of the acquisition of DCII which is performing significant research and development activities for the Company's payment processing operations. Research and development expense during the three months ended September 30, 1998 was principally for the WorldNow Online operations.

The write off of acquired in-process research and development during the three months ended September 30, 1998 was $3,700,000, which was attributable to the acquisition of DCII (see Note 2 to the condensed consolidated financial statements).

Liquidity and Capital Resources

On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the Loan is secured by receivables owed to the Company. The maturity date of the Loan is October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders fee and the fair market value of the two-year warrants have been capitalized and are being amortized over the life of the loan. . On October 15, 1999 the Company extended the loan for the current principal amount of $753,342 with a maturity date of October 20, 2000.

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

On March 25 1999, the Company entered into a 5 year software licensing agreement with ACI Worldwide, Inc. ("ACI") to license ACI's BASE24 software to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. The license agreement called for payments totaling $5,941,218 to be made over a 5 year period. The Company made a payment to ACI of $591,248 in March 1999.

On June 3, 1999, the Company entered into a 3 year international software distribution agreement with ACI to market the Company's netClearing product. The Company received a $700,000 deposit against this contract from ACI in July 1999.

On June 14, 1999, the Company raised $6,500,000 by selling 1,250,000 shares of its common stock and warrants to purchase 1,000,000 shares of common stock at $5.20 per share to Transaction Systems Architects, Inc. ("TSAI"), the parent company of ACI. In connection with this stock purchase agreement the software licensing agreement with ACI was modified to reduce the total payments due under the software license agreement to $4,517,296. The Company made the additional required payment to ACI of $3,888,435 from the proceeds received from TSAI.

Operating activities provided $39,669 during the three months ended September 30, 1999 compared to using $1,959,077 during the three months ended September 30, 1998.

Cash used in investing activities was $133,428 and $1,124,139 during the three months ended September 30, 1999 and 1998, respectively. During the three months ended September 30, 1999, the Company's investing activities included the acquisition of equipment for $133,428. During the three months ended September 30, 1998, the Company's investing activities included cash advances for operating activities to DCII of $849,203, the acquisition of equipment for $330,010, offset by the receipt of $55,074 form the sale of certain WorldNow assets.

Cash used in financing activities was $475,680 during the three months ended September 30, 1999 as compared to $91,609 during the three months ended
September 30, 1998. The cash used during the three months ended September 30, 1999 was attributable to principal repayments on capital lease obligations of $268,408 and repayments against borrowings of $207,272. The cash used during the three months ended September 30, 1998 was attributable to repayments on capital lease obligations of $242,859 offset by the receipt of proceeds from the issuance of common stock upon the exercise of stock options for $151,250.

Management projects that with the acquisition of DataBank International, Ltd. there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of September 30, 1999, the Company had $1,811,917 of cash. Although, the Company has incurred losses from continuing operations of $21,564,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively, operating activities for the three months ended September 30, 1999 provided $39,669 of cash. The recently acquired Access Services and Secure Bank and DataBank operations are generating positive cash flows.

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


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date:  October 19, 1999             By  /s/ Mitchell L. Edwards
                                        ---------------------------------------
                                        Mitchell L. Edwards
                                        Chief Financial Officer