Form 10-Q
period 1999-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2000-02-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                -----------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ----------  ----------

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

                                    Yes  X         No
                                        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 35,633,588 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of February 10, 2000.



                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS

                                                                              December 31,           June 30,
                                                                                  1999                 1999
                                                                           -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                        $   8,694,090      $     2,381,356
   Receivable from payment services processor                                      2,385,072                    -
   Trade accounts receivable                                                       1,290,172              548,046
   Other receivables                                                                 500,000              800,000
   Available-for-sale security - CommTouch Software, Ltd.                         10,093,334                    -
   Prepaid software license                                                          903,456              903,456
   Receivable from an officer                                                              -               56,000
   Prepaid expenses and other current assets                                         118,651              193,167
   Net current assets of discontinued operations                                           -              288,752
                                                                           -------------------- --------------------

                Total current assets                                              23,984,775            5,170,777
                                                                           -------------------- --------------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                   6,485,556            6,010,440
   Furniture, fixtures and leasehold improvements                                  1,080,366              966,745
                                                                           -------------------- --------------------

                                                                                   7,565,922            6,977,185
   Less accumulated depreciation and amortization                                 (4,172,915)          (3,378,528)
                                                                           -------------------- --------------------

                Net property and equipment                                         3,393,007            3,598,657
                                                                           -------------------- --------------------

GOODWILL, net of accumulated amortization of $10,044,926 and $2,392,938,
   respectively                                                                  110,967,535           29,628,037
                                                                           -------------------- --------------------

PREPAID SOFTWARE LICENSE, net of current portion                                   2,936,232            3,387,960
                                                                           -------------------- --------------------

INVESTMENT IN COMMTOUCH SOFTWARE, LTD                                                      -               750,000
                                                                           -------------------- --------------------

                                                                           -------------------- --------------------

OTHER ASSETS                                                                       2,666,089            2,581,108
                                                                           -------------------- --------------------

                                                                               $ 143,947,638      $    47,102,186
                                                                           ==================== ====================

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31,           June 30,
                                                                                      1999                 1999
                                                                                ------------------ ---------------------

CURRENT LIABILITIES:
   Notes payable                                                                  $    1,903,342     $    2,110,614
   Current portion of capital lease obligations                                          871,571          1,090,507
   Accounts payable                                                                    1,087,993            311,431
   Settlements due to merchants                                                        6,383,062                  -
   Merchant reserves                                                                   2,165,255                  -
   Accrued chargebacks                                                                 1,797,906                  -
   Deferred revenue                                                                            -            198,430
   Other accrued liabilities                                                           2,299,203          1,382,833
                                                                                ------------------ ---------------------

                Total current liabilities                                             16,508,332          5,093,815
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                        120,443            432,704
                                                                                ------------------ ---------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized; 360 shares of Series A Common stock, $.0001 par value; 50,000,000 shares authorized, 35,243,353

   Additional paid-in capital                                                        161,166,292         72,759,439
   Accumulated other comprehensive income                                              9,343,334                  -
   Warrants outstanding                                                                1,363,100          1,363,100
   Stock subscription receivable                                                         (12,000)           (12,000)
   Accumulated deficit                                                               (48,145,387)       (36,136,728)
                                                                                ------------------ ---------------------

                Total stockholders' equity                                           127,318,863         41,575,667
                                                                                ------------------ ---------------------

                                                                                  $  143,947,638     $   47,102,186
                                                                                ================== =====================


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                                                                       1999                1998
                                                                                 ------------------ -------------------

NET REVENUES                                                                       $     6,157,954     $     357,211

COST OF REVENUES                                                                         3,434,725           291,930
                                                                                 ------------------ -------------------

                Gross margin                                                             2,723,229            65,281
                                                                                 ------------------ -------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                         6,478,108         1,084,860
   Credit card chargebacks                                                               2,884,247                 -
   General and administrative                                                            1,901,494           929,235
   Selling                                                                                 916,969         1,209,102
   Research and development                                                                696,839           843,996
   AOL interactive marketing contract costs                                                      -         5,156,135
                                                                                 ------------------ -------------------

                Total operating expenses                                                12,877,657         9,223,328
                                                                                 ------------------ -------------------

OPERATING LOSS                                                                         (10,154,428)       (9,158,047)
                                                                                 ------------------ -------------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                                70,209            16,502
   Interest and other expense                                                             (111,197)         (196,581)
                                                                                 ------------------ -------------------

                Other expense, net                                                         (40,988)         (180,079)
                                                                                 ------------------ -------------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                                                       (10,195,416)       (9,338,126)

INCOME TAX BENEFIT                                                                         413,957                 -
                                                                                 ------------------ -------------------

LOSS FROM CONTINUING OPERATIONS                                                         (9,781,459)       (9,338,126)

                                                                                 ------------------ -------------------
     See accompanying notes to condensed consolidated financial statements.




                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                   (Continued)

                                                                                       1999                1998
                                                                                 ------------------ -------------------

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs operations, net of income
     tax benefit of $46,526 and $0, respectively                                           (77,542)         (264,522)

   Gain on sale of WeatherLabs operations, net of income tax provision of                  767,472                 -
   $460,482                                                                      ------------------ -------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                 689,930          (264,522)
                                                                                 ------------------ -------------------

NET LOSS                                                                           $    (9,091,529)    $  (9,602,648)

NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                             $        (0.26)     $       (0.70)
                                                                                 ================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                                  35,183,224        13,745,159
                                                                                 ================== ===================
     See accompanying notes to condensed consolidated financial statements.




                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                                                                         1999                1998
                                                                                ------------------- -------------------

NET LOSS                                                                           $   (9,091,529)     $  (9,602,648)

     Unrealized holding gains arising during the period on                              7,001,714                  -
                                                                                ------------------- -------------------

COMPREHENSIVE LOSS                                                                 $   (2,089,815)       $(9,602,648)
                                                                                ------------------- -------------------


      See accompanying notes to condensed consolidated financial statements


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                                                                          1999               1998
                                                                                 ------------------ -------------------

NET REVENUES                                                                       $     8,990,883     $     613,227

COST OF REVENUES                                                                         4,781,519           471,811
                                                                                 ------------------ -------------------

                Gross margin                                                             4,209,364           141,416
                                                                                 ------------------ -------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                         8,449,620         1,715,219
   Credit card chargebacks                                                               2,884,247                 -
   General and administrative                                                            2,785,259         1,523,996
   Selling                                                                               1,519,686         1,552,615
   Research and development                                                              1,273,058           882,666
   AOL interactive marketing contract costs                                                      -         5,156,135
   Acquired in-process research and development                                                  -         3,700,000
                                                                                 ------------------ -------------------

                Total operating expenses                                                16,911,870        14,530,631
                                                                                 ------------------ -------------------

OPERATING LOSS                                                                         (12,702,506)      (14,389,215)
                                                                                 ------------------ -------------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                               146,043            26,396
   Net gain on sale of assets                                                                    -           308,245
   Interest and other expense                                                             (250,371)         (214,036)
                                                                                 ------------------ -------------------

                Other expense, net                                                        (104,328)          120,605
                                                                                 ------------------ -------------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                                                       (12,806,834)      (14,268,610)

INCOME TAX BENEFIT                                                                         299,316                 -
                                                                                 ------------------ -------------------

LOSS FROM CONTINUING OPERATIONS                                                        (12,507,518)      (14,268,610)
                                                                                 ------------------ -------------------

      See accompanying notes to condensed consolidated financial statements


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                   (Continued)

                                                                                       1999                1998
                                                                                 ------------------ -------------------

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs operations, net of income
     tax benefit of $161,167 and $0, respectively                                     (268,612)         (454,618)
   Gain on sale of WeatherLabs operations, net of income tax provision of              767,471                 -
    $480,859
                                                                                 ------------------ -------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                             498,859          (454,618)
                                                                                 ------------------ -------------------
NET LOSS                                                                          $(12,008,659)     $ (14,723,28)

NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                            $      (0.45)     $      (1.28)
                                                                                 ================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                              26,509,492        11,468,256
                                                                                 ================== ===================


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                                                                                        1999                1998
                                                                                ------------------- -------------------

NET LOSS                                                                          $   (12,008,659)     $ (14,723,228)

     Unrealized holding gains arising during the period on
      Available-for-sale security                                                       9,343,334                  -

COMPREHENSIVE LOSS                                                              $      (2,665,325)      $(14,723,228)
                                                                                ------------------- -------------------

      See accompanying notes to condensed consolidated financial statements


                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                      1999             1998
                                                                                ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (12,008,659)  $ (14,723,228)
   Adjustments to reconcile net loss to net cash provided by (used in)
       Depreciation and amortization                                                  8,449,620       1,715,219
       Compensation expense related to cashless exercise of stock options               188,768               -
       Gain on sale of Weatherlabs operations                                        (1,227,954)              -
       Acquired in-process research and development                                           -       3,700,000
       Issuance of common stock and warrants in connection with
        @Home agreement                                                                       -       1,110,307
       Issuance of common stock in settlement with former shareholders of
        Books Now, Inc.                                                                       -       1,051,588
       Amortization and write-off of AOL anchor tenant placement costs                        -       5,516,135
       Gain on sale of WorldNow assets                                                        -        (308,245)
       Loss on disposition of equipment                                                       -          78,551
       Changes in operating assets and liabilities, net of effect of
            Trade accounts receivable                                                  (330,813)        (42,800)
            Receivable from payment services processor                               (2,385,072)              -
            Other receivables                                                           300,000         (78,172)
            Receivable from officer                                                      56,000
            Inventory                                                                         -          21,046
            Prepaid software license                                                    451,728               -
            Prepaid expenses and other current assets                                    71,273      (1,196,678)
            Net current assets of discontinued operations                              (550,947)         (4,482)
            Other assets                                                                (84,981)         (8,235)
            Accounts payable                                                         (1,043,534)     (1,279,870)
            Settlements due to merchants                                              6,383,062               -
            Merchant reserves                                                         2,165,255               -
            Accrued chargebacks                                                       1,797,906
            Accrued rental payments for vacated facilities                                    -        (263,765)
            Other liabilities                                                           717,940          (7,172)
                                                                                ----------------- -------------------

                Net cash provided by (used in) operating activities                   2,949,592      (5,079,831)
                                                                                ----------------- -------------------


      See accompanying notes to condensed consolidated financial statements



                       DIGITAL COURIER TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (Unaudited)

                           Increase (Decrease) in Cash

                                   (Continued)

                                                                                      1999               1998
                                                                                ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from the sale of WeatherLabs operations                               3,383,000                 -
   Net cash acquired in acquisition                                                     428,096                 -
   Purchase of property and equipment                                                  (403,737)         (630,475)
   Advances to Digital Courier International, Inc.                                            -          (849,203)
   Net cash proceeds from sale of WorldNow assets                                             -           108,246
   Decrease in net long-term assets of discontinued operations                          670,300           107,346
   Proceeds from sale of equipment                                                            -            72,225
                                                                                ----------------- -------------------

                Net cash provided by (used in) investing activities                   4,077,659        (1,191,861)
                                                                                ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                                 -         3,298,000
   Net proceeds from borrowings                                                               -         1,000,000
   Net proceeds from issuance of common stock upon exercise of stock options                  -           838,751
   Net proceeds from issuance of common stock upon exercise of warrants                  23,952                 -
   Principal payments on capital lease obligations                                     (531,197)         (318,115)
   Principal payments on borrowings                                                    (207,272)          (53,047)
                                                                                ----------------- -------------------

                Net cash provided by (used in) financing activities                    (714,517)        4,765,589
                                                                                ----------------- -------------------

NET INCREASE (DECREASE) IN CASH                                                       6,312,732        (1,506,103)
CASH AT BEGINNING OF PERIOD                                                           2,381,356         3,211,724
                                                                                ----------------- -------------------

CASH AT END OF PERIOD                                                             $   8,694,090     $   1,705,621
                                                                                ================= ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                         $     180,102     $     131,804




     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of December 31, 1999 and for the three and six months ended December 31, 1999 and 1998 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

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

Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $500,000 will be required over the next 3 to 6 months to develop the aforementioned products to commercial viability.

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

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. In connection with the acquisition of SB.com, the Company made loans of $500,000 each to four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, which is less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,856,240 and the $2,000,000 face value of the notes amounting to $143,760 has been recorded as additional purchase price.

DataBank International SKB, Ltd.

As approved by the shareholders of the Company at a Special Shareholders Meeting on October 5, 1999, the Company acquired all of the outstanding stock of DataBank International SKB, Ltd., a credit card processing company organized under the laws of St. Christopher and Nevis ("DataBank"). On that date the shareholders of DataBank were issued 16,600,000 shares of the Company's common stock valued at $88,195,800 (based on the quoted market price of the Company's common stock on the date the Company and DataBank eneted into the merger agreement. If DataBank met certain performance criteria, as defined, the Company would be required to issue up to an additional 13,066,000 shares of common stock to the former shareholders of DataBank. The acquisition of DataBank has been accounted for as a purchase and the results of operations of DataBank are included in the accompanying consolidated financial statements since the date of acquistion. The tangible assets acquired included $515,674 of cash, $411,313 of receivables, and $185,000 of equipment. Expenses incurred in connection with the acquisition were $87,577. Liabilities assumed consisted of $1,820,096 of accounts payable and accrued liabilities.

The excess of the purchase price over the estimated fair market value of the acquired net assets on October 5, 1999 of $88,991,486 has been recorded as goodwill and is being amortized over a period of 5 years.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,066,000 contingent shares with an approximate 12.5% discount to the former shareholders of DataBank. These shares will be subject to a two year restriction on their sale. Therefore the Company will issue an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount will be recorded as goodwill and will be written off over 57 months beginning in January 2000.

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

The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $616,764 was recorded as goodwill and was being amortized over a period of 5 years. Effective May 28, 1999, the Company sold certain assets of Books Now to ClickSmart.com (see additional discussion below).

In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now is to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria, both the $81,000 of cash and the $1,051,558 of common stock were expensed as of the date of the severance agreement.

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

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $1,441,599 has been recorded as goodwill and is being amortized over a period of 5 years. During the quarter ended December 31, 1999, the Company sold substantially all of the assets of Weatherlabs (see additional discussion below).

Unaudited Pro Forma Data Related to Acquisitions

The unaudited pro forma results of operations of the Company for the three and six months ended December 31, 1999 and 1998 (assuming the acquisitions of DCII, Access Services, SB.com and DataBank had occurred as of July 1, 1998) are as follows:

                                                 Three Months Ended December 31
                                                 ------------------------------

                                                        1999                   1998
                                               ----------------------- ----------------------

         Revenues                                  $   6,157,954           $   3,562,556
         Loss from continuing operations              (9,781,459)             (8,653,093)
         Loss from continuing operations per
             share                                         (0.28)                  (0.20)


                                                 Six Months Ended December 31
                                                 ----------------------------

                                                        1999                   1998
                                               ----------------------- ----------------------

         Revenues                                  $  12,534,335           $   4,683,519
         Loss from continuing operations             (10,913,215)            (10,506,827)
         Loss from continuing operations per
             share                                         (1.26)                  (0.32)


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

Sale of Certain Assets Related to Books Now and the Company's Videos Now Operations

Effective May 28, 1999, the Company entered into an Asset Purchase Agreement with ClickSmart.com, Inc., a new corporation formed for the purpose of combining the assets acquired from the Company with certain assets contributed by Video Direct Inc. Pursuant to the agreement, the Company exchanged certain assets for
19.9 percent of the common stock of ClickSmart.com and is entitled to receive $2,000,000 from Clicksmart either by receiving 75% of Clicksmart's net cash flows until DCTI receives an aggregate amount of $2,000,000 or from proceeds received by Clicksmart as an equity investment of not less than $10,000,000. The assets exchanged by the Company primarily related to the operations of Books Now and Videos Now and consisted of $57,183 of net equipment, $52,204 of prepaid advertising and certain intangibles represented by net goodwill of $442,020. ClickSmart did not assume any existing liabilities related to Books Now and Videos Now. The operations of Books Now and Videos Now were not generating positive cash flows prior to the exchange and the operations of Video Direct did not have any history of profitability. Due to these uncertainties with respect to the future cash flows and profitability of ClickSmart.com, at the time of the exchange management determined that the Company's investment in ClickSmart.com of $551,407 should be written off. Prior to the exchange, management was considering the termination of the Books Now and Videos Now operations. In connection with the exchange, the Company loaned ClickSmart $300,000 under a promissory note bearing interest at 8 percent and due in May of 2000.

Sale of Substantially All Assets Related to WeatherLabs

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc., formed for the purpose of combining the assets acquired from the Company. Pursuant to the agreement, the Company exchanged certain net assets for $3,383,000 in cash. The assets exchanged by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of net equipment, and certain intangibles represented by net goodwill of $1,189,057 and liabilities including $132,556 of deferred income and $100,000 of notes

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

payable were assumed by the purchaser. The Company recorded the resulting gain of $1,227,954 from this sale as discontinued operations during the three months ended December 31, 1999. The WeatherLabs operations have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

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

Options to purchase 1,970,550 and 998,125 shares of common stock at weighted average exercise prices of $6.04 and $3.49 per share as of December 31, 1999 and 1998, respectively, warrants to purchase 2,990,000 and 1,079,000 shares of common stock at weighted average exercise prices of $6.53 and $8.78 per share as of December 31, 1999 and 1998, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at December 31, 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of December 31, 1999 the Company has agreed to issue up to an additional 375,200 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

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

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement that amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement.

NOTE 5  - CREDIT CARD CHARGEBACKS

During the three months ended December 31, 1999, the Company experienced $2,884,247 of credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expenses the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant resources however, actual results could differ materially from these estimates.

NOTE 6  - SUBSEQUENT EVENT

Stock Purchase and Exchange Agreement with CaribCommerce, Ltd.

The Company has entered into a Stock Purchase and Exchange Agreement with CaribCommerce SKB, Ltd., a sales and marketing company organized under the laws of St. Christopher and Nevis ("CaribCommerce"), and the selling shareholders of CaribCommerce (the "Selling Shareholders") (the "Exchange Agreement"), dated as of December 9, 1999. Pursuant to the Exchange Agreement, the Company agreed to issue 600,000 shares of its common stock (the "DCTI Shares") and $150,000 to the Selling Shareholders in exchange for all of the issued and outstanding shares of CaribCommerce. In January 2000, the Exchange Agreement was consummated and the shareholders of CaribCommerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of CaribCommerce will be accounted for as a purchase and the results of operations of CaribCommerce will be included in the Company's consolidated financial statements from the date of acquisition. CaribCommerce had no tangible assets and no liabilities existing at the date of acquisition. Accordingly, the purchase price of $4,987,800 will be recorded as goodwill and will be amortized over a period of 5 years.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Overview

Digital Courier Technologies, Inc. (referred to herein as "DCTI" or the "Company") provides advanced e-payment services. The Company specializes in risk management and fraud control, and designs payment software and systems for businesses, Internet merchants and financial institutions. Payment features of the DCTI system include authentication, validation, fraud screening, payment authorization, settlement and real-time reporting. DCTI's client base and affiliations include U.S. and international banks and merchants, and ongoing development partnerships with industry leaders that include Mondex, National Australia Bank Group, TSAI and GlobalPlatform.

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

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc., formed for the purpose of combining the assets acquired from the Company. Pursuant to the agreement, the Company exchanged certain net assets for $3,383,000 in cash. The assets exchanged by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of net equipment, and certain intangibles represented by net goodwill of $1,189,057 and liabilities consisting of $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,227,954 from this sale as discontinued operations during the three months ended December 31, 1999.

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

In October 1999, the Company acquired all of the outstanding stock of DataBank International SKB, Ltd. ("DataBank") a credit card processing company, in exchange for 16,600,000 shares of the Company's common stock valued at $88,195,800, the quoted market price of the common shares issued on the date of acquisition. The Company will also issue an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 the quoted market price of the common shares issued on the date that the Board of Directors elected is issue the contingent shares at a 12.5% discount.

Results of Operations

Three months ended December 31, 1999 compared with three months ended December 31, 1998, and six months ended December 31, 1999 compared with six months ended December 31, 1998.

Net Revenues

Net revenues for the three months ended December 31, 1999 were $6,157,954 as compared to $357,211. The acquisitions of Access Services, Secure Bank and DataBank accounted for all of the net revenues for the three months ended
December 31, 1999. Access Services operations were acquired in April 1999, Secure Bank operations were acquired in June 1999, and Databank was acquired in October 1999. The Books Now and Videos Now operations which were sold in May 1999, accounted for $351,211 of total net revenues and technical support services accounted for $6,000 of total net revenue for the three months ended December 31, 1998.

Net revenues for the six months ended December 31, 1999 were $8,990,883 as compared to $613,227. The acquisitions of Access Services, Secure Bank and DataBank accounted for all of the net revenues for the six months ended December 31, 1999. The Books Now and Videos Now operations which were sold in May 1999, accounted for $613,093 of total net revenues, technical support services accounted for $6,000 of total net revenues and online subscriber services accounted for $134 of total net revenues for the six months ended December 31, 1998.

Cost of Revenues

Cost of revenues for the three months ended December 31, 1999 were $3,434,725 or 53.2% of net revenues. Cost of revenues for the three months ended December 31, 1998 were $291,930 or 81.7% of net revenues. Cost of revenues as a percent of sales has changed due to the change in revenue mix.

Cost of revenues for the six months ended December 31, 1999 were $4,718,519 or 52.5% of net revenues. Cost of revenues for the six months ended December 31, 1998 were $471,811 or 76.9% of net revenues. Cost of revenues as a percent of sales has changed due to the change in revenue mix.

Operating Expenses

Depreciation and amortization expense increased 497.1% to $6,478,108 during the three months ended December 31, 1999 from $1,084,860 during the three months ended December 31, 1998. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies.

Depreciation and amortization expense increased 392.6% to $8,449,620 during the six months ended December 31, 1999 from $1,715,219 during the six months ended December 31, 1998. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies.

Credit card chargebacks during the three and six months ended December 31, 1999 were $2,884,247. These chargebacks resulted primarily from fraudulent merchant transactions from the Company's "brick and mortar" merchants. The Company's contracts with the merchants and the agents for these merchants permits the Company to recover chargebacks from the merchants and/or the agents. The Company will pursue all available avenues to recover these chargebacks.

General and administrative expense increased 104.6% to $1,901,493 during the three months ended December 31, 1999 from $929,235 during the three months ended December 31, 1998. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the acquisitions during the past nine months.

General and administrative expense increased 82.8% to $2,785,259 during the six months ended December 31, 1999 from $1,523,996 during the six months ended December 31, 1998. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the acquisitions during the past nine months.

Selling expense decreased 24.2% to $916,969 during the three months ended December 31, 1999 from $1,209,102 during the three months ended December 31, 1998. The decrease in selling expense is attributable to the reduction in selling expense related the Books Now and VideosNow operations.

Selling expense decreased 2.1% to $1,519,686 during the six months ended December 31, 1999 from $1,552,615 during the six months ended December 31, 1998. The decrease in selling expense is attributable to the reduction in selling expense related the Books Now and VideosNow operations.

Research and development expense decreased 17.4% to $696,839 during the three months ended December 31, 1999 from $843,996 during the three months ended December 31, 1998. Research and development expense decreased because of the divestiture of the Books Now and VideosNow operations.

Research and development expense increased 30.7% to $1,273,058 during the six months ended December 31, 1999 from $882,666 during the six months ended December 31, 1998. Research and development expense increased because of the acquisition of DCII which is performing significant research and development activities for the Company's payment processing operations offset by the divestiture of the Books Now and VideosNow operations.

During the three and six months ended December 31, 1998, the Company incurred expenses of $5,156,135 associated with terminating the interactive marketing agreement with America Online, Inc. ("AOL"). Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

On February 1, 1999, we entered into a second amendment with AOL, under which AOL agreed to return to us (a) the 636,942 warrants and (b) 601,610 of the 955,414 shares of our common stock previously issued to AOL under the marketing agreement. All advertising ceased immediately, but we continued to have a permanent location or "button" on AOL's Shopping channel until August 31, 1999. We have no further financial obligations to AOL.

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

Discontinued operations

During the three months ended December 31, 1999, the Company sold substantially all of its assets related to WeatherLabs. The results of the WeatherLabs operations are presented as discontinued operations. During the three months ended December 31, 1999, the pretax loss from this operation was $124,068. Also during the three months ended December 31, 1999, the Company recorded a pretax gain from the sale of the WeatherLabs assets of $1,227,954. During the three months ended December 31, 1998 the pretax loss from the WeatherLabs operations was $264,522.

During the six months ended December 31, 1999, the pretax loss from the WeatherLabs operations was $429,779. Also during the six months ended December 31, 1999, the Company recorded a pretax gain from the sale of the WeatherLabs assets of $1,227,954. During the six months ended December 31, 1998, the pretax loss from the WeatherLabs operations was $454,618.

Liquidity and Capital Resources

On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the Loan is secured by receivables owed to the Company. The maturity date of the Loan was October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders' fee and the fair market value of the two-year warrants have been capitalized and are being amortized over the life of the loan. On October 15, 1999, the Company extended the loan for the current principal amount of $753,342 with a maturity date of October 20, 2000.

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

Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price of the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject to adjustment on the six month anniversary of each respective closing to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants were callable by the Company if for 15 consecutive trading days, the closing bid price of the Company's stock is at least two times the then-current exercise price.

The Amended Agreements also required the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 800,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock (the "Tranche B Units"), if certain conditions are met. A condition to the sale of the Tranche B Units, among others, was that the closing bid price of the Company's common stock be more than $7 per share for fifteen consecutive trading days. The price for the Tranche B Units is $7 per Unit and the exercise price of the warrants contained in the Tranche B Unit will be equal to 110% of the closing bid price of the Company's stock on the day of the sale of the Tranche B Units.

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

On June 7, 1999 the Company and Brown Simpson entered into an agreement which increased the number of trading days required for the warrant call option and the Tranche D trigger to 130 consecutive trading days.

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

Operating activities provided $2,949,592 during the six months ended December 31, 1999 compared to using $5,079,831 during the six months ended December 31, 1998.

Cash provided by investing activities was $4,077,659 during the six months ended December 31, 1999 as compared with cash used by investing activities of $ 1,191,861 during the six months ended December 31, 1998. During the six months ended December 31, 1999, the Company's investing activities included the receipt of $3,383,000 from the sale of the WeatherLabs assets, the receipt of $428,096 of cash from the acquistion of DataBank, and a decrease in net long-term assets of discontinued operations of $670,300, offset by the purchase of equipment of $403,737. During the six months ended December 31, 1998, the Company's investing activities included cash advances for operating activities to DCII of $849,203, the acquisition of equipment for $630,475, offset by the receipt of $108,246 from the sale of certain WorldNow assets, $72,225 net proceeds from the sale of equipment and $107,346 from a decrease in net long-term assets of discontinued operations .

Cash used in financing activities was $714,517 during the six months ended December 31, 1999 as compared to $4,765,589 provided by financing activities during the six months ended December 31, 1998. The cash used during the six months ended December 31, 1999 was attributable to principal repayments on capital lease obligations of $531,197, repayments on borrowings of $207,272 offset by the receipt of net proceeds of $23,952 from the exercise of warrants. The cash provided during the six months ended December 31, 1998 was attributable to the net proceeds from the issuance of common stock of $3,298,000, net proceeds from borrowings of $1,000,000, and net proceeds from the issuance of common stock upon the exercise of stock options of $838,751, offset by repayments on capital lease obligations of $318,115 and principal repayments on borrowings of $53,047.

Management projects that with the acquisition of DataBank International, Ltd. there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of December 31, 1999, the Company had $8,694,090 of cash. Although, the Company has incurred losses from continuing operations of $21,364,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively, operating activities for the six months ended December 31, 1999 provided $2,949,592 of cash.

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

To date we have invested $60,000 in an effort to certify all aspects of the business are year 2000 compliant. The areas of the business which have been targeted for compliance testing are our operations and our software products and services. We conducted the certification process over a three-month period in which all software products and service components under our direct control certified year 2000 compliant. For the major operational components and remaining software and services that are under the control of third party organizations, we have received written confirmation and evidence of year 2000 compliance. e may realize operational exposure and risk if the systems for which we are dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

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

Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to the risks described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended June 30, 1999.

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

                                            DIGITAL COURIER TECHNOLOGIES, INC.

Date:  February 11, 2000            By   /s/ James A. Egide
                                         -----------------
                                         James A. Egide
                                         Chairman and Chief Executive Officer