Form 10-Q
period 2000-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2000-05-04
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 47,682,066 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of February 10, 2000.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     ASSETS

                                                                                March 31,            June 30,
                                                                                  2000                 1999
                                                                           -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                      $    18,062,002      $     2,381,356
   Receivable from payment services processor                                      7,518,737                    -
   Trade accounts receivable                                                         564,203              548,046
   Other receivables                                                                       -              800,000
   Available-for-sale security - CommTouch Software, Ltd.                            470,630                    -
   Prepaid software license                                                        2,153,456              903,456
   Receivable from an officer                                                              -               56,000
   Prepaid expenses and other current assets                                         796,832              193,167
   Net current assets of discontinued operations                                           -              288,752
                                                                           -------------------- --------------------

                Total current assets                                              29,565,860            5,170,777
                                                                           -------------------- --------------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                   6,735,888            6,010,440
   Furniture, fixtures and leasehold improvements                                  1,087,859              966,745
                                                                           -------------------- --------------------

                                                                                   7,823,747            6,977,185
   Less accumulated depreciation and amortization                                 (4,557,644)          (3,378,528)
                                                                           -------------------- --------------------

                Net property and equipment                                         3,266,103            3,598,657
                                                                           -------------------- --------------------

GOODWILL, net of accumulated amortization of $22,058,803 and $2,392,938,
   respectively                                                                  212,502,709           29,628,037
                                                                           -------------------- --------------------

PREPAID SOFTWARE LICENSE, net of current portion                                   6,460,368            3,387,960
                                                                           -------------------- --------------------

INVESTMENT IN COMMTOUCH SOFTWARE, LTD                                                      -               750,000
                                                                           -------------------- --------------------

NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                            -            1,985,647
                                                                           -------------------- --------------------

OTHER ASSETS                                                                       2,671,524            2,581,108
                                                                           -------------------- --------------------

                                                                                $254,466,564         $ 47,102,186
                                                                           ==================== ====================

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,            June 30,
                                                                                      2000                 1999
                                                                                ------------------ ---------------------

CURRENT LIABILITIES:
   Notes payable                                                                  $    1,150,000     $    2,110,614
   Current portion of capital lease obligations                                          602,804          1,090,507
   Accounts payable                                                                    1,215,952            311,431
   Settlements due to merchants                                                        5,486,188                  -
   Merchant reserves                                                                   8,562,672                  -
   Accrued chargebacks                                                                   159,236                  -
   Deferred revenue                                                                      658,810            198,430
   Other accrued liabilities                                                           7,085,250          1,382,833
                                                                                ------------------ ---------------------

                Total current liabilities                                             24,920,912          5,093,815
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                        109,310            432,704
                                                                                ------------------ ---------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized; 360 shares of Series A
     convertible issued and outstanding                                                3,600,000          3,600,000
   Common stock, $.0001 par value; 50,000,000 shares authorized, 47,680,066 and 18,557,390 shares outstanding,
      respectively                                                                         4,768              1,856
   Additional paid-in capital                                                        276,360,840         72,759,439
   Accumulated other comprehensive income                                                434,545                  -
   Warrants outstanding                                                                1,363,100          1,363,100
   Stock subscription receivable                                                         (12,000)           (12,000)
   Accumulated deficit                                                               (52,314,911)       (36,136,728)
                                                                                ------------------ ---------------------

                Total stockholders' equity                                           229,436,342         41,575,667
                                                                                ------------------ ---------------------

                                                                                  $  254,466,564     $   47,102,186
                                                                                ================== =====================

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

NET REVENUES                                                                       $     8,799,382     $     320,569

COST OF REVENUES                                                                         4,401,878           255,771
                                                                                 ------------------ -------------------

                Gross margin                                                             4,397,504            64,798
                                                                                 ------------------ -------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                        12,402,103         1,052,070
   General and administrative                                                            2,034,013         1,043,002
   Non-cash compensation for issuance of stock options and stock                         1,158,301                 -
   Selling                                                                                 757,959           190,069
   Research and development                                                                338,105           496,578
   Credit card chargebacks                                                                 260,439                 -
   AOL interactive marketing contract costs                                                      -            52,202
                                                                                 ------------------ -------------------

                Total operating expenses                                                16,950,920         2,833,921
                                                                                 ------------------ -------------------

OPERATING LOSS                                                                         (12,553,416)       (2,769,123)
                                                                                 ------------------ -------------------

OTHER INCOME (EXPENSE):
   Gain on sale of CommTouch stock                                                       8,331,427                 -
   Interest and other income                                                               150,173            19,583
   Loss on dispositions of equipment                                                             -           (58,109)
   Interest and other expense                                                              (97,708)         (128,163)
                                                                                 ------------------ -------------------

                Other expense, net                                                       8,383,892          (166,689)
                                                                                 ------------------ -------------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                                                        (4,169,524)       (2,935,812)

INCOME TAX BENEFIT                                                                               -                 -
                                                                                 ------------------ -------------------

LOSS FROM CONTINUING OPERATIONS                                                         (4,169,524)       (2,935,812)
                                                                                 ------------------ -------------------

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (Continued)
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs operations, net of income
     tax benefit of $0 in 1999                                                                   -          (187,033)
   Gain on sale of WeatherLabs operations, net of income tax provision of
     $460,482                                                                                    -                 -
                                                                                 ------------------ -------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                       -          (187,033)
                                                                                 ------------------ -------------------

NET LOSS                                                                          $     (4,169,524)    $  (3,122,845)
                                                                                 ------------------ -------------------


NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                             $         (0.09)     $       (0.22)
                                                                                  ================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                                  45,954,213        14,166,766
                                                                                  ================== ===================

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

NET LOSS                                                                           $    (4,169,524)    $  (3,122,845)

OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding loss arising during the period on
      available- for- sale security                                                      8,316,427                 -
     Less reclassification adjustment for gains included in net loss                    (8,331,427)                -
                                                                                 ------------------ -------------------

NET LOSS RECOGNIZED IN OTHER COMPREHENSIVE INCOME                                          (15,000)                -
                                                                                 ------------------ -------------------

COMPREHENSIVE LOSS                                                                 $    (4,184,524)    $  (3,122,845)
                                                                                 ------------------ -------------------

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

NET REVENUES                                                                       $    17,790,265     $     933,796

COST OF REVENUES                                                                         9,183,397           727,582
                                                                                 ------------------ -------------------

                Gross margin                                                             8,606,868           206,214
                                                                                 ------------------ -------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                        20,851,723         2,767,289
   General and administrative                                                            4,630,504         2,566,998
   Credit card chargebacks                                                               3,144,686                 -
   Selling                                                                               2,277,645           691,126
   Research and development                                                              1,611,163         1,379,244
   Non-cash compensation for issuance of stock options and stock                         1,347,069         1,051,558
   AOL interactive marketing contract costs                                                      -         5,208,337
   Acquired in-process research and development                                                  -         3,700,000
                                                                                 ------------------ -------------------

                Total operating expenses                                                33,862,790        17,364,552
                                                                                 ------------------ -------------------

OPERATING LOSS                                                                         (25,255,922)      (17,158,338)
                                                                                 ------------------ -------------------

OTHER INCOME (EXPENSE):
   Gain on sale of CommTouch stock                                                       8,331,427                 -
   Interest and other income                                                               296,216            45,979
   Net gain on sale of assets                                                                    -           171,585
   Interest and other expense                                                             (348,079)         (263,648)
                                                                                 ------------------ -------------------

                Other income, net                                                        8,279,564           (46,084)
                                                                                 ------------------ -------------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                                                       (16,976,358)      (17,204,422)

INCOME TAX BENEFIT                                                                         299,316                 -
                                                                                 ------------------ -------------------

LOSS FROM CONTINUING OPERATIONS                                                        (16,677,042)      (17,204,422)
                                                                                 ------------------ -------------------

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (Continued)
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs operations, net of income
     tax benefit of $161,167 and $0, respectively                                         (268,612)         (641,651)
   Gain on sale of WeatherLabs operations, net of income tax provision of                                          -
     $460,482                                                                              767,471
                                                                                 ------------------ -------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                 498,859          (641,651)
                                                                                 ------------------ -------------------

NET LOSS                                                                           $   (16,178,183)    $ (17,846,073)

                                                                                 ------------------ -------------------

NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                             $        (0.49)     $       (1.44)
                                                                                 ================== ===================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                                 32,896,111         12,354,627
                                                                                 ================== ===================

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                1999
                                                                                 ------------------ -------------------

NET LOSS                                                                           $   (16,178,183)    $ (17,846,073)

OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding gain arising during the period on
      available- for- sale securities                                                    8,765,972                 -
     Less reclassification adjustment for gains included in net loss                    (8,331,427)                -
                                                                                 ------------------ -------------------

NET LOSS RECOGNIZED IN OTHER COMPREHENSIVE INCOME                                          434,545
                                                                                                                   -
                                                                                 ------------------ -------------------

COMPREHENSIVE LOSS                                                                  $  (15,743,638)     $(17,846,073)
                                                                                 ------------------ -------------------


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                      2000               1999
                                                                                ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $ (16,178,183)  $   (17,846,073)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                 20,851,723         2,767,284
       Compensation expense related to cashless exercise of stock options and
         issuance of stock                                                            1,347,069                 -
       Gain on sale of CommTouch stock                                               (8,331,427)
       Gain on sale of Weatherlabs operations                                        (1,227,954)                -
       Acquired in-process research and development                                           -         3,700,000
       Issuance of common stock and warrants in connection with
         @Home agreement                                                                      -         1,110,307
       Issuance of common stock in settlement with former shareholders of
         Books Now, Inc.                                                                      -         1,051,558
       Amortization and write-off of AOL anchor tenant placement costs
                                                                                              -         5,208,337
       Gain on sale of WorldNow assets                                                        -          (308,245)
       Loss on disposition of equipment                                                       -           136,660
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                                   395,156          (192,130)
            Receivable from payment services processor                               (7,518,737)                -
            Other receivables                                                           800,000          (178,172)
            Receivable from officer                                                      56,000
            Inventory                                                                         -            21,046
            Prepaid software license                                                 (4,322,408)         (628,861)
            Prepaid expenses and other current assets                                  (603,412)         (471,922)
            Net current assets of discontinued operations                              (550,947)           50,361
            Other assets                                                                (90,419)         (466,438)
            Accounts payable                                                           (915,575)       (1,344,090)
            Settlements due to merchants                                              5,486,188                 -
            Merchant reserves                                                         8,562,672                 -
            Accrued chargebacks                                                         159,236
            Deferred revenue                                                            460,380
            Other liabilities                                                         5,702,420          (350,019)
                                                                                ----------------- -------------------

                Net cash provided by (used in) operating activities                   4,074,786        (7,740,397)
                                                                                ----------------- -------------------

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                   (Continued)

                                                                                      2000               1999
                                                                                ----------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from the sale of CommTouch stock                                      9,045,341                 -
   Net proceeds from the sale of WeatherLabs operations                               3,383,000                 -
   Net cash acquired in acquisition                                                     428,096                 -
   Purchase of property and equipment                                                  (661,562)         (745,190)
   Cash paid in acquisition of CaribCommerce SKB, Ltd                                  (150,000)
   Advances to Digital Courier International, Inc.                                            -          (849,203)
   Net cash proceeds from sale of WorldNow assets                                             -           286,418
   Decrease in net long-term assets of discontinued operations                          670,300           164,895
   Proceeds from sale of equipment                                                            -            76,225
                                                                                ----------------- -------------------

                Net cash provided by (used in) investing activities                  12,715,175        (1,066,855)
                                                                                ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                                 -         6,524,000
   Net proceeds from borrowings                                                               -         1,000,000
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                        590,520           943,750
   Net proceeds from issuance of common stock upon exercise of warrants
                                                                                         71,876                 -
   Principal payments on capital lease obligations                                     (811,097)         (579,836)
   Principal payments on borrowings                                                    (960,614)         (153,047)
                                                                                ----------------- -------------------

                Net cash (used in) provided by financing activities                  (1,109,315)        7,734,867
                                                                                ----------------- -------------------

NET INCREASE (DECREASE) IN CASH                                                      15,680,646        (1,072,385)
CASH AT BEGINNING OF PERIOD                                                           2,381,356         3,211,724
                                                                                ----------------- -------------------

CASH AT END OF PERIOD                                                             $  18,062,002     $   2,139,339
                                                                                ================= ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                         $     259,274     $     259,969


     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements as of March 31, 2000 and for the three and nine months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2000. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.

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

In connection with the acquisition of Access Services, the Company entered into a 2-year employment agreement with a key officer. Pursuant to the employment agreement, the Company had committed to pay a base annual salary of $120,000 and bonuses as determined by the Company. If the Company terminated the officer's employment without cause, the officer is generally entitled to the salary, bonuses and benefits otherwise payable under the agreement as severance. The employment agreement automatically continued after the initial term on a year to year basis until terminated by either party. The officer voluntarily terminated his employment on February 29, 2000.

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying condensed consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. In connection with the acquisition of SB.com, the Company made loans of $500,000 each to four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, which is less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,856,240 and the $2,000,000 face value of the notes amounting to $143,760 has been recorded as additional purchase price.

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

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,066,000 contingent shares with an approximate 12.5% discount to the former shareholders of DataBank. Therefore the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount has been recorded as goodwill and is being written off over 57 months beginning in January 2000.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In November 1998, the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now received severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria, both the $81,000 of cash and the $1,051,558 of common stock were expensed as of the date of the severance agreement.

WeatherLabs

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders were entitled to receive a total of 523,940 additional shares over the next 3 years based on the stock price of the Company's common stock, as defined, at the end of the Company's next 3 fiscal years. In August 1999, an additional 101,035 shares of common stock with a fair market value of $593,580 were issued pursuant to the contingency provisions. Based on the stock price of the Company's common stock, as defined, at the end of fiscal years 2000 and 2001, the shareholders may be entitled to receive up to a total of 375,200 shares of the Company's common stock.

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $3,716 of cash, $19,694 of accounts receivable, $115,745 of equipment and $13,300 of deposits. Liabilities assumed included $100,000 of notes payable, $56,902 of capital lease obligations and $134,444 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair value of the acquired assets of $1,441,599 was recorded as goodwill. During the quarter ended December 31, 1999, the Company sold substantially all of the assets of Weatherlabs (see additional discussion below).

CaribCommerce, Ltd.

The Company entered into a Stock Purchase and Exchange Agreement with CaribCommerce SKB, Ltd., a sales and marketing company organized under the laws of St. Christopher and Nevis ("CaribCommerce"), and the selling shareholders of CaribCommerce (the "Selling Shareholders") (the "Exchange Agreement"), dated as of December 9, 1999. Pursuant to the Exchange Agreement, the Company issued 600,000 shares of its common stock (the "DCTI Shares") and $150,000 in cash to the Selling Shareholders in exchange for all of the issued and outstanding shares of CaribCommerce. In January 2000, the Exchange Agreement was consummated and the shareholders of CaribCommerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of CaribCommerce has been accounted for as a purchase and the results of operations of CaribCommerce are included in the Company's consolidated financial statements from the date of acquisition. CaribCommerce had no tangible assets and no liabilities existing at the date of acquisition. Accordingly, the purchase price of $4,987,800 has been recorded as goodwill and will be amortized over a period of 5 years.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Unaudited Pro Forma Data Related to Acquisitions

The unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2000 and 1999 (assuming the acquisitions of DCII, Access Services, SB.com , DataBank and CaribCommerce had occurred as of July 1,
1998) are as follows:

                                                 Three Months Ended March 31

                                                        2000                   1999
                                               ----------------------- ----------------------

         Revenues                                  $   8,799,382           $   5,277,584
         Loss from continuing operations              (4,169,524)             (1,666,758)
         Loss from continuing operations per
             share                                         (0.09)                  (0.05)


                           Nine Months Ended March 31

                                                        2000                   1999
                                               ----------------------- ----------------------

         Revenues                                  $  21,333,717           $   9,961,103
         Loss from continuing operations             (14,905,794)            (12,173,605)
         Loss from continuing operations per
             share                                         (0.39)                  (0.30)


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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Sale of Substantially All Assets Related to WeatherLabs

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc., formed for the purpose of combining the assets acquired from the Company. Pursuant to the agreement, the Company exchanged certain net assets for $3,383,000 in cash. The assets exchanged by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of net equipment, and certain intangibles represented by net goodwill of $1,189,057 and liabilities including $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,227,954 from this sale as discontinued operations during the nine months ended March 31, 2000. The WeatherLabs operations have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

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

Options to purchase 2,746,050 and 679,793 shares of common stock at weighted average exercise prices of $7.16 and $4.36 per share as of March 31, 2000 and 1999, respectively, warrants to purchase 2,990,000 and 1,935,000 shares of common stock at weighted average exercise prices of $6.53 and $7.21 per share as of March 31, 2000 and 1999, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at March 31, 2000 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of March 31, 2000 the Company has agreed to issue up to an additional 375,200 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement, which amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying condensed consolidated financial statements and are being expensed ratably over the term of the agreement.

On March 31, 2000, the software license agreement was modified to grant the Company a non-transferable and non-exclusive license to use ACI's Base24(R) software in all international markets, as well as the United States, which was granted in the original contract. In exchange for this agreement the Company paid ACI $2,500,000 on April 15, 2000 and is obligated to make a payment of an additional $2,500,000 on July 15, 2000.

NOTE 5  - DISTRIBUTION AGREEMENT

One June 3, 1999, the Company entered into a three year agreement with ACI Worldwide, Inc. ("ACI") to distribute the Company's e-commerce products. As consideration for this agreement ACI paid the Company a deposit of $700,000 and will pay the Company distibution license fees of 40% of the license fees earned on the sales of these e-commerce products until the Company receives $800,000; 35% of the license fees until the Company receives $1,500,000 and 30% of license fees after the Company has received $1,500,000.

On April 1, 2000 the distribution agreement was modified to extend the minimum term of the agreement to six years and to provide minimum guaranteed payments to the Company totaling $6,000,000. The payments to be made to the Company are five equal payments of $1,200,000 due on September 1 of each year beginning on September 1, 2000 and ending on September 1, 2004.

NOTE 6  - CREDIT CARD CHARGEBACKS

During the three and nine months ended March 31, 2000, the Company experienced $260,439 and $2,884,247, respectively, of credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant resources. However, actual results could differ materially from these estimates.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7  - SUBSEQUENT EVENT

Software Purchase and Sales Agreement with MasterCoin, International, Inc.

In April 2000, the Company entered into a Software Purchase and Sales Agreement with MasterCoin, International, Inc. ("MasterCoin"). In exchange for $1,000,000 in cash, the Company received all right, title and interest in and to Mastercoin's e-commerce and e-cash software. MasterCoin is partially owned by Don Marshall, President and a Director of the Company.

Asset Purchase and Sales Agreement with MasterCoin, Inc.

In April 2000, the Company finalized an Asset Purchase and Sales Agreement with MasterCoin, Inc, wherein the Company agreed to purchase all of MasterCoin, Inc.'s fixed assets located in St. Kitts, West Indies consisting principally of computer and satellite equipment for $1,200,000. Mr. James Egide, Chief Executive Officer and Chairman of the Company has a minority interest in MasterCoin, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Digital Courier Technologies, Inc. (referred to herein as "DCTI" or the "Company") provides advanced e-payment services. The Company specializes in risk management and fraud control, and designs payment software and systems for businesses, Internet merchants and financial institutions. Payment features of the DCTI system include authentication, validation, fraud screening, payment authorization, settlement and real-time reporting. DCTI's client base and affiliations include U.S. and international banks and merchants, and ongoing development partnerships with industry leaders that include NatWest, Travelscape.com, TSAI and GlobalPlatform.

The Company was incorporated under the laws of the State of Delaware on May 16, 1985. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. The Company recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, the Company acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. The Company formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates. The Company divested its direct marketing and internet access businesses in fiscal 1998. The Company divested its television web site hosting businesses, Books Now operations and Videos Now operations in fiscal 1999. In March 1998, the Company signed an agreement to acquire Digital Courier International, Inc., a private Internet software development company. The acquisition was consummated in September 1998, and the Company formally changed its name to Digital Courier Technologies, Inc. The Company acquired Access Services, Inc. and SB.com, Inc., both credit card processors, during the fourth quarter of fiscal 1999. It acquired DataBank in October 1999.

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

The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "Exchange Agreement"). The Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $14,027,338, the fair market value of the common shares issued based on the quoted market price on the date of acquisition. This acquisition was accounted for as a purchase. The results of operations of DCII are included in the accompanying condensed consolidated financial statements from September 16, 1998, the date of acquisition.

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

In October 1999, the Company acquired all of the outstanding stock of DataBank International SKB, Ltd. ("DataBank") a credit card processing company, in exchange for 16,600,000 shares of the Company's common stock valued at $88,195,800, the quoted market price of the common shares issued on the date of acquisition. The Company also issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250, the quoted market price of the common shares issued on the date that the Board of Directors elected to issue the contingent shares, at a 12.5% discount.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In January 2000, the Company acquired all of the outstanding stock of CaribCommerce SKB, Ltd., a sales and marketing company organized under the laws of St. Christopher and Nevis ("CaribCommerce"), in exchange for 600,000 shares of the Company's common stock valued at $4,837,500, the quoted market price of the common shares issued on the date of acquisition, and $150,000 in cash.

Results of Operations

Three months ended March 31, 2000, compared with three months ended March 31, 1999, and nine months ended March 31, 2000 compared with nine months ended March 31, 1999.

Net Revenues

Net revenues for the three months ended March 31, 2000 were $8,799,382 as compared to $320,569. The acquisitions of Access Services, Secure Bank and DataBank accounted for all of the net revenues for the three months ended March 31, 2000. Access Services operations were acquired in April 1999, Secure Bank operations were acquired in June 1999, and Databank was acquired in October 1999. The Books Now and Videos Now operations, which were sold in May 1999, accounted for $295,069 of total net revenues, and technical support services accounted for $25,500 of total net revenue for the three months ended March 31, 1999.

Net revenues for the nine months ended March 31, 2000 were $17,790,265 as compared to $933,796. The acquisitions of Access Services, Secure Bank and DataBank accounted for all of the net revenues for the nine months ended March 31, 2000. The Books Now and Videos Now operations which were sold in May 1999, accounted for $893,194 of total net revenues, technical support services accounted for $40,468 of total net revenues and online subscriber services accounted for $134 of total net revenues for the nine months ended March 31, 1999.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2000 were $4,401,878 or 50.0% of net revenues. Cost of revenues for the three months ended March 31, 1999 were $255,771 or 79.8% of net revenues. Cost of revenues as a percent of sales has changed due to the change in revenue mix.

Cost of revenues for the nine months ended December 31, 1999 were $9,183,397 or 51.6% of net revenues. Cost of revenues for the nine months ended March 31, 1999 were $727,582 or 77.9% of net revenues. Cost of revenues as a percent of sales has changed due to the change in revenue mix.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Operating Expenses

Depreciation and amortization expense increased 1078.8% to $12,402,103 during the three months ended March 31, 2000 from $1,052,070 during the three months ended March 31, 1999. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies.

Depreciation and amortization expense increased 653.5% to $20,851,723 during the nine months ended March 31, 2000 from $2,767,289 during the nine months ended March 31, 1999. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies.

General and administrative expense increased 95.0% to $2,034,013 during the three months ended March 31, 2000 from $1,043,002 during the three months ended March 31, 1999. The increase in general and administrative expense was due to the addition of administrative, operational and support staff and facilities costs associated with the acquisitions during the past year.

General and administrative expense increased 80.4% to $4,630,504 the nine months ended March 31, 2000 from $2,566,998 during the nine months ended March 31, 1999. The increase in general and administrative expense was due to the addition of administrative, operational and support staff and facilities costs associated with the acquisitions during the past year.

Credit card chargebacks during the three and nine months ended March 31, 2000 were $260,439 and $3,144,686, respectively. These chargebacks resulted primarily from fraudulent merchant transactions from the Company's "brick and mortar" merchants. The Company's contracts with the merchants and the agents for these merchants permits the Company to recover chargebacks from the merchants and/or the agents. The Company will pursue all available avenues to recover these chargebacks.

Selling expense increased 298.8% to $757,959 during the three months ended March 31, 2000 from $190,069 during the three months ended March 31, 1999. The increase in selling expense is attributable expenses incurred for selling expenses for our payment processing products offset by a reduction in selling expense related the Books Now, WeatherLabs and VideosNow operations.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Selling expense increased 229.6% to $2,277,645 during the nine months ended March 31, 2000 from $691,126 during the nine months ended March 31, 1999. The increase in selling expense is attributable expenses incurred for selling expenses for our payment processing products offset by a reduction in selling expense related the Books Now, WeatherLabs and VideosNow operations.

Research and development expense decreased 31.9% to $338,105 during the three months ended March 31, 2000 from $496,578 during the three months ended March 31, 1999. Research and development expense decreased because of the divestiture of the Books Now and VideosNow operations.

Research and development expense increased 16.8% to $1,611,163 during the nine months ended March 31, 2000 from $1,379,244 during the nine months ended March 31, 1999. Research and development expense increased because of the acquisition of DCII which is performing significant research and development activities for the Company's payment processing operations offset by the divestiture of the Books Now and VideosNow operations.

Non-cash compensation for issuance of stock options and stock was $1,158,301 during the three months ended March 31, 2000. The value of cashless exercises of stock options was $1,096,801 and the issuance of stock in settlement of a suit by a former employee was $61,500.

Non-cash compensation for the issuance of stock options and stock increased 28.1% to $1,347,069 during the nine months ended March 31, 2000 from $1,051,558 during the nine months ended March 31, 1999. During the nine months ended March 31, 2000, the value of cashless exercises of stock options was $1,285,569 and the issuance of stock in settlement of a suit by a former employee was $61,500. During the nine months ended March 31, 1999 the Company and the former owner reached a severance agreement, wherein, the former owner and President of Books Now and original shareholders of Books Now were issued 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the agreement. Because the operations of Books Now were not achieving the performance criteria, the $1,051,558 of common stock was expensed as of the date of the agreement.

During the three and nine months ended March 31, 1999, the Company incurred expenses of $52,202 and $5,208,337, respectively, associated with terminating the interactive marketing agreement with America Online, Inc. ("AOL"). Effective June 1, 1998, we entered into a marketing agreement with America Online ("AOL"), which gave us "permanent anchor tenancy" and advertising for our Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on our Videos Now website on AOL, we entered into discussions with AOL beginning in November, 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, we amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

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

Discontinued operations

During the nine months ended March 31, 2000, the Company sold substantially all of its assets related to WeatherLabs. The results of the WeatherLabs operations are presented as discontinued operations. During the three months ended March 31, 1999, the pretax loss from the WeatherLabs operations was $187,033.

During the nine months ended March 31, 2000, the pretax loss from this operation was $429,779. Also during the nine months ended March 31, 2000, the Company recorded a pretax gain from the sale of the WeatherLabs assets of $1,227,953. During the nine months ended March 31, 1999 the pretax loss from the WeatherLabs operations was $641,651.

Liquidity and Capital Resources

On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan is 24% and the Loan is secured by receivables owed to the Company. The original maturity date of the Loan was October 22, 1999. It may be prepaid without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders' fee and the fair market value of the two-year warrants have been capitalized and are being amortized over the life of the loan. On October 15, 1999, the Company extended the loan for the current principal amount of $753,342 with a maturity date of October 20, 2000. On February 28, 2000 the Company paid off this note in full.

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

On March 25 1999, the Company entered into a 5 year software licensing agreement with ACI Worldwide, Inc. ("ACI") to license ACI's BASE24 software to enhance the Company's existing Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. The license agreement called for payments totaling $5,941,218 to be made over a five year period. The Company made a payment to ACI of $591,248 in March 1999. On March 31, 2000, the software license agreement was modified to grant the Company a non-transferable and non-exclusive license to use ACI's Base24(R) software in all international markets, as well as the United States, which was granted in the original contract. In exchange for this agreement the Company paid ACI $2,500,000 on April 15, 2000 and is obligated to make a payment of an additional $2,500,000 on July 15, 2000.

On June 3, 1999, the Company entered into a 3 year international software distribution agreement with ACI to market the Company's payment processing software. The Company received a $700,000 deposit against this contract from ACI in July 1999. On April 1, 2000 the distribution agreement was modified to extend the minimum term of the agreement to six years and to provide minimum guaranteed payments to the Company totaling $6,000,000 in addition to royalties. The payments are due in five equal installments of $1,200,000 due on September 1 of each year beginning on September 1, 2000 and ending on September 1, 2004.

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

Operating activities provided $4,074,786 during the nine months ended March 31, 2000 compared to using $7,740,397 during the nine months ended March 31, 1999.

Cash provided by investing activities was $12,715,175 during the nine months ended March 31, 2000 as compared with cash used by investing activities of $ 1,066,855 during the nine months ended March 31, 1999. During the nine months ended March 31, 2000, the Company's investing activities included the receipt of $9,045,341 from the sale of CommTouch stock that was previously held as an investment, the receipt of $3,383,000 from the sale of the WeatherLabs assets, the receipt of $428,096 of cash from the acquistion of DataBank, and a decrease in net long-term assets of discontinued operations of $670,300, offset by the purchase of equipment of $661,562 and the payment of $150,000 in cash in conjunction with the acquisition of CaribCommerce. During the nine months ended March 31, 1999, the Company's investing activities included cash advances for operating activities to DCII of $849,203, the acquisition of equipment for $745,190, offset by the receipt of $286,418 from the sale of certain WorldNow assets, $76,225 net proceeds from the sale of equipment and $164,895 from a decrease in net long-term assets of discontinued operations.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Cash used in financing activities was $1,109,315 during the nine months ended March 31, 2000 as compared to $7,734,867 provided by financing activities during the nine months ended March 31,1999. The cash used during the nine months ended March 31, 2000 was attributable to principal repayments on borrowings of $960,614, principal repayments on capital lease obligations of $811,097 offset by the receipt of net proceeds from the issuance of common stock upon the exercise of stock options of $590,520 and receipt of $71,876 from the exercise of warrants. The cash provided during the nine months ended March 31, 1999 was attributable to the net proceeds from the issuance of common stock of $6,524,000, net proceeds from borrowings of $1,000,000, and net proceeds from the issuance of common stock upon the exercise of stock options of $943,750, offset by repayments on capital lease obligations of $579,836 and principal repayments on borrowings of $153,047.

Management projects that with the acquisition of DataBank there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations. As of March 31, 2000, the Company had $17,940,219 of cash. Although, the Company has incurred losses from continuing operations of $21,364,713, $5,597,967 and $7,158,851 and the Company's operating activities have used $7,783,023, $6,377,970 and $6,334,660 of cash during the years ended June 30, 1999, 1998 and 1997, respectively, operating activities for the nine months ended March 31, 2000 provided $4,495,575 of cash.

Year 2000 Issue

Computer systems, software applications, and microprocessor dependent equipment may cease to function properly or generate erroneous data in the year 2000. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the year 2000, a four-digit date code field will be required to be what is commonly termed "year 2000 compliant."

To date we have invested $80,000 in an effort to certify all aspects of the business are year 2000 compliant. The areas of the business which have been targeted for compliance testing are our operations and our software products and services. We conducted the certification process over a three-month period in which all software products and service components under our direct control certified year 2000 compliant. For the major operational components and remaining software and services that are under the control of third party organizations, we have received written confirmation and evidence of year 2000 compliance. We may realize operational exposure and risk if the systems for which we are dependent upon to conduct day-to-day operations are not year 2000 compliant. The potential areas of software exposure include:

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

During the last two years, our computerized information systems have been substantially upgraded to be year 2000 compliant. Thus far in the year 2000, we have not experienced any date-related problems. It is still possible that if systems material to our operations have not been made year 2000 compliant, or if third parties failed to make their systems compliant in a timely manner, the year 2000 issue could have a material adverse effect on our business, financial condition, and results of operations. This would result in an inability to provide functioning software and services to our customers in a timely manner, and could then result in lost revenues from these customers, until such problems are resolved by us or the responsible third parties.

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

                                         DIGITAL COURIER TECHNOLOGIES, INC.



Date:  May 4, 2000                  By    /s/ James A. Egide
                                          ------------------------------------
                                          James A. Egide
                                          Chairman and Chief Executive Officer