Form 10-K
period 2000-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2000-12-07
CIK 774055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended June 30, 2000

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                      87-0461856
 ------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                   84107
(Address of principal executive offices)             (Zip Code)

                                 (801) 266-5390
               Registrant's telephone number, including area code:

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

                            Yes               No     X
                                ------            -------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of November 15, 2000, 40,044,444 of the Registrant's Common Shares were outstanding. As of November 2, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $106 million based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the National Market System of the Nasdaq Stock Market.

================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE

         None.
                                        1

                                     PART I

ITEM 1.  BUSINESS
         --------

                      DCTI: E-Commerce Payments Processing

Digital Courier Technologies, Inc. (referred to herein as "DCTI" or the "Company"; the Company is also referred to in the first person, using terms like "we", "our" and "us") is a leading provider of advanced e-payment services for businesses, merchants, and financial institutions. In fiscal 2000, our revenues were primarily derived from processing payments for the internet gaming and e-tailing industries. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. By integrating services under one provider, DCTI can offer to customers an outsource solution for merchant account set-up, an Internet Payment Gateway, payment processing, fraud control technology, and Web-based reporting.

                        E-Payment Services for Merchants

Merchant Account Services

As part of its single-source e-payment services, DCTI offers merchant account support services. These services include merchant account setup, settlement information, chargeback tracking, chargeback handling, and customer inquiry research and resolution.

Payment Processing with DCTI

DCTI offers credit-card processing services for Visa(R), MasterCard(R), American Express(R), and Discover(R). Payment features of the DCTI service include authentication, fraud control, authorization, settlement handling, and real-time reporting.

The Payment Plug-In and Internet Payment Gateway

Designed for ease of use, DCTI's "Payment Plug-in" software application delivers transaction processing capabilities in a small, easy-to-install format. Because the Payment Plug-in was built with technology based on open standards, it is quickly and easily integrated into a wide range of e-commerce server platforms, software packages, and the infrastructure of financial systems. Once installed, this lightweight application interface (API) securely transmits transaction data to the DCTI Internet Payment Gateway, discussed below. The gateway examines the transaction for fraudulent activity, logs the transaction in a database for reporting, and routes the transaction to the card networks for authorization.

ePOS

DCTI's ePOS(R) is an easy to use Web-based point-of-sale terminal application. Merchants can use ePOS from a desktop computer to submit credit card and order information to the Payment Plug-in. With its Web-based functionality, ePOS provides flexibility for multiple station processing facilities such as call centers and customer service centers. Most importantly, because ePOS accesses DCTI's Payment Plug-in, transactions enjoy the same rapid response times, Web-based reporting, and access to important fraud protection services.

Fraud Control: Sophisticated Payment Protection

All transactions that are passed to DCTI's Internet Payment Gateway are guarded by the Payment Protection System (the "PPS"), a suite of fraud-detection software routines and applications. The PPS constantly monitors for suspicious transactions and data entry errors. Merchants are alerted to evidence of the misuse of card information, detected by such metrics as the verification of addresses, velocity of purchases, and bad card histories.

Tools and Reports

DCTI offers its merchant clients 24-hour access to account information on a secure, password-protected Web site. With the appropriate login and password information, an authorized user can access this Web site via a desktop computer with Internet Explorer 4.0+. Because DCTI's system captures and displays transaction data in real-time, all reports provide an accurate reflection of account activity. Some of the features of DCTI's reporting function are:

o   "My Account"
o   Search tools

o   Transaction Summaries
o   Detailed Transaction Histories
o   Account Velocity
o   ePOS
o   Merchant Ledger Views
o   Chargeback Reviews
o   Users and Groups tools
o   Online Help

                   Payment Services for Financial Institutions

DCTI's payment services for financial institutions provide an outsource solution for electronic payment services and merchant portfolio management tools. The payment services include an Internet Payment Gateway, direct connections to the credit card networks, and portfolio management tools provide reliable transaction processing services for institutions with an existing merchant acquiring program. With DCTI's Web-based portfolio management tools, financial institutions can control the level of risk associated with their portfolio, a merchant category, or an individual merchant. This important technology is available to financial institutions either remotely through a standard Web browser, or by electing to install the hardware and software directly at the bank location.

Internet Payment Gateway

The Internet Payment Gateway is a term used to describe the collection of DCTI's risk management, reporting, and merchant account management tools which interact directly with legacy financial and banking networks, operating systems, acquiring gateways, and credit-card networks. The gateway is comprised of a commerce server, a transaction database, and fraud screening software that seamlessly integrate into existing systems.

Integrating a portfolio of merchants with the Internet Payment Gateway is straightforward and efficient. Online account management tools come with an easy-to-use administration interface that helps users perform functions that include adding and updating merchants, accessing reports, and monitoring fraud.

Risk Management

Both merchants and financial institutions are protected by DCTI's matrix of fraud detection analysis and software, the PPS. Through the PPS, an individual merchant or an entire merchant portfolio can be monitored for potentially fraudulent credit-card activity and data entry errors.

The risk management software alerts financial institutions to evidence of the misuse of card information, detected by such metrics as the use of a compromised Bank Identification Number (a "BIN"), unusual velocity or volume of transactions, or the use of a compromised card number. Fraud control administrators (such as risk management officers) can use DCTI's secure Web site to manage their merchant portfolio and to set fraud detection limits with a graphical user interface.

Tools and Reports

DCTI offers real-time activity reports and portfolio management tools on a password-protected Web site. With a desktop computer and Microsoft's Internet Explorer 4.0+, clients can log-on to a secure Web site to view and interact with transactions as they occur. All reports are generated from the live transaction database. Custom reports are dynamically generated reports based on any of 16 parameters such as transaction number, cardholder, or BIN.

Because DCTI has direct access to the card networks (instead of through a third party), the Company can record and display transaction activity in real-time. Reporting functions available to financial institution clients include:

o   Portfolio Analysis
o   Customer Risk and Valuation
o   Deposit Baseline Review
o   Merchant Velocity
o   Data Searches
o   Settlement Activity
o   Merchant Ledger
o   Chargeback Administration
o   Chargeback Review
o   Adjustments
o   Merchant set-up modules
o   Merchant I-Guard
o   Users and Groups

                   Risk Management and Internet Fraud Control

DCTI offers data screening software to help merchants reduce their exposure to losses generated by credit-card fraud and/or data entry errors. As with all DCTI products, these controls were developed specifically for e-commerce businesses, which typically experience higher rates of credit-card fraud. The software protects the processing banks and merchants by scrubbing all transactions through various fraud-detection software routines and databases. Potentially fraudulent transactions are detected and rejected prior to authorization. Currently, DCTI offers risk management in two packages, one for the merchant clients, and one for the financial institution clients. These packages include the following services:

         Risk Management for Merchants

         Checksum (Luhn check)
         A basic check of how many digits are in a credit card number to ensure the customer's credit card is valid.

         Address Verification System ("AVS")
         Merchants can require customers to submit the billing address of their credit card. The address supplied by the customer is compared to the address on file with the issuing bank. Merchants may choose the degree of match (between credit card number and address) at which the transaction should fail.

         Difference between name and card number
         A credit card number can be matched to a card holders name for an existing client. A mismatch may indicate that a card has been compromised.

         Unusual frequency of purchases
         A merchant may record information about how frequently their product or service is typically purchased with a particular card number (indicating an individual). The information is matched to actual activity so merchants are notified of any significant variation from that mean.

         Unusual time of day for purchases
         A merchant may record typical transaction volumes for a particular time of day. The information is matched to actual activity so merchants are notified of any significant variation from that mean.

         Compromised BIN and card database
         All transactions can be checked against a database of BINs or card numbers that may have been compromised. These options include:

                  BIN screening
                  A BIN corresponds to a whole set of cards that a card issuing bank has released. When the security of a BIN is compromised, chances for fraud increase for all cards bearing that BIN. DCTI BIN screens help to flag numbers that may be compromised.

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

         Risk Management for Financial Institutions

         Summary activity

         Financial institutions can monitor activity of a single merchant or all merchants to track sales, credits and single transactions. Even the flow of money across credit cards can be reviewed to reveal customer histories, purchasing habits, and money flow into or out of a card on a daily basis or on an historical timeline.

         Fraud reporting

         Financial institutions can survey and analyze activity by BIN, card number, AVS and velocity of purchases. Stolen credit cards and questionable transactions present themselves on demand.

         BIN check
         Entire BINs can be reviewed for questionable activity and transactions. Customer data associated with credit cards can be compared to locate unreported, stolen or generated card usage. Related merchants are a click away from review of any particular transaction under suspicion.

         Unusual activity

         DCTI also provides the ability to generate 90-day baseline data for any merchant in a Bank's portfolio. Side reports offer the ability to locate transactions exceeding the baseline by whatever range a Bank determines is valid for that merchant. Excessive tickets, unusual daily deposits and more can be located quickly and reviewed 24 hours a day.

         Review merchant and portfolio activity in real-time A financial institution's entire merchant portfolio or a single merchant can be viewed with DCTI's online charting tools. The ability to graphically review a merchant's dollar and transaction count can be a simple indicator of merchant or consumer fraud. Peak hours can be located within hourly summaries that appear in easy to understand bar charts.

                          Credit Card Clearing Process

To understand DCTI's service better, the following explanation and diagram describes how the credit card clearing process works, and how the Company simplifies the process. DCTI generates real-time reporting and transaction management services through a secure Web server. Information such as authorization notices and settlement data from the credit card companies are stored in the DCTI database, which generates reports on the DCTI account activity reporting sites. This means that merchants and financial institutions can view real-time transaction information any time of the day via a Web browser.

[Graphic Ommitted]

         Authorization - When merchants are ready to begin accepting credit cards as payment for goods or services on their Web site (1a), they may download DCTI's Payment Plug-In and request DCTI's assistance in establishing a merchant account. They are then ready to begin accepting payments.

         Once the customer submits a credit card number on the merchant's Web site, the Payment Plug-in contacts the DCTI Internet Payment Gateway
         (1b) to undergo screening for fraud and then to request authorization, final sale or credit.

         If the transaction is not rejected for potential fraud, the transaction information is then sent to the credit card network (1c) for authorization or declination of the charge. This process is completed in-house; the Company does not use third party acquiring processors. If the transaction is approved, an authorization code is returned to the merchant's Web site and the authorization is complete. With DCTI's system, the real-time authorization and capture process occurs within seconds. Batch requests are completed within ten to thirty minutes.

         2. Settlement - Once the product the customer ordered is shipped (or downloaded), the authorization code is used to settle the amount of the transaction. DCTI's Internet Payment Gateway and the credit card network exchange information with the Settlement Authority (2) to confirm the transaction.

         3. Funds transfer - Finally the Settlement Authority requests a funds transfer from the Issuing Bank (3a), which moves money through the Settlement Authority into the merchant's bank (3b). The payment process is now complete.

                               Sales and Marketing

         In an effort to expand its merchant base, DCTI has recently initiated development of an internal sales force and business development group. This sales effort is largely focused on the establishment of partnerships for sales leads and referrals, financial institutions and their merchant bases, and on targeted campaigns directed at Internet merchants and other retailers who are already familiar with the industry's payment processing offerings.

Under this new model, it is believed that credible partners will assist the Company in securing viable merchants at a faster rate than what it would be able to do by itself. The targeted campaigns, directed at merchants already experienced at Internet payment processing, is proving to help speed up the sales cycle. New partnerships and notable accounts secured over the last year include Innuity, Travelscape, VerticalNet, and Preview Systems.

                                   Technology

We have computer facilities in Salt Lake City, Utah and in Clearwater, Florida to support all of our products and services. These data centers have redundant systems in place for power, telecommunications, environmental, and fire suppression thus assuring consistently optimal performance through state-of-the-art system scalability and reliability. Features of the facilities include:

         o multiple fiber optic OC-3's from distinct Tier 1 Internet Service Providers providing highly scalable bandwidth, load balancing, fault tolerance, and data redundancy for e-commerce and other Internet applications and customers;

         o fully redundant network architecture composed of dual switches, routers, firewalls, and load balancing devices providing internet scalability, load balancing and fault tolerance;

         o a range of high availability multiprocessor servers from various manufacturers including Hewlett-Packard, Dell, Sun Microsystems and Tandem Computers supporting our business operations. The super-scalar processing architecture of these systems manages our service components including simultaneous payment processing, real-time report generation and merchant accounting; and

         o modern fire retardant systems, security systems, quad-power conditioners, and industrial battery backup arrays as well as an 8-day backup diesel generator, which all guarantee continuous power and environmental control to insure seamless, around-the-clock systems uptime and availability.

Payment Plug-In

The Payment Plug-in is a lightweight software application that provides a live link to all DCTI's transaction processing services. Merchants who install the plug-in with their e-commerce server or software can automatically process credit cards, generate real-time transaction reports, and lower their risk of loss due to chargebacks. All transactions and results are logged to the transaction database. Merchants obtain real-time activity reports via DCTI's password-protected Web site.

The plug-in is available in Java and C/C++ and is easily installed on all major operating systems including Unix. DCTI provides a variety of templates for installing DCTI's plug-in: CGI, ISAPI, NSAPI, CORBA, RMI, SGI, Visual Basic, Java Servlets and Perl for all Unix platforms. Once installed, the plug-in connects with the payment server when a customer clicks a "submit" or "enter" button on a merchant's e-commerce site.

Performance and attributes

DCTI's technology gives online businesses the high-speed performance they need. Transactions are usually complete in 1-2 seconds. The architecture of DCTI's Internet Payment Gateway makes its performance fast, secure, and reliable enough to be considered automatic:

         o   Capacity

             The entire Internet Payment Gateway (IPG) is tracked for availability. Once every minute, a test transaction is sent to Visa and MasterCard. Also, all transaction servers are equipped with Redundant Arrays of Independent Disks (RAID) and multiple power supplies to ensure network availability.

         o   Security

             Firewall systems exceed industry standards and work in tandem with an Intrusion Detection System, which uses algorithms to detect any hacking attempt. Connections and information are protected by standard RSA encryption to SSLv3.0.

         o   Scalability

             DCTI's infrastructure is highly scalable for future expansion and increased performance requirements. To ensure scalability and improve performance for real-time credit card transactions, the Company offers persistent connection pooling between merchants and DCTI. This pool can shrink or grow depending upon transaction volume.

                              Significant Customers

The Company has two customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2000, Cybernet Ventures whose revenue was approximately 17% and Web Players whose revenue constituted approximately 12%.

                                   Competition

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for
e-commerce transaction processing such as Clear Commerce, CyberCash, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

                            Research and Development

The Company has invested significant resources in research and development over the last three years. During the fiscal years ended June 30, 2000, 1999 and 1998, we have spent $2,078,184, $1,906,893 and $1,432,006, respectively, on research and development.

                                   Seasonality

The Company experiences seasonal shifts in its revenues proportionate to its merchants' business cycles. Gaming revenues, for example, are higher in the fall through spring periods compared to the summer, while retail merchants' disproportionately large holiday sales generate higher revenues for the Company in the fall pre-holiday season.

                             Development of Company

The Company was incorporated under the laws of the State of Delaware on May 16, 1985 as DataMark Holding, Inc. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry. We recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, Utah, we acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. We formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates and divested our direct marketing, and internet access businesses in fiscal 1998. We divested our television website hosting businesses, Books Now operations and Videos Now operations in fiscal 1999 and WeatherLabs in fiscal 2000. In 1998, we acquired Digital Courier International, Inc., a private Internet software development company, and formally changed our name to Digital Courier Technologies, Inc. We acquired Access Services, Inc., SB.com, Inc., and Databank International, Ltd., all of which were credit card processors, during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, completing our transition to an e-payments company.

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

                                    EMPLOYEES

As of November 2, 2000 the Company had 59 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                             INTERNAL INVESTIGATION

During fiscal 2000, the Company received information indicating that its Chief Executive Officer and Chairman at the time, Mr. James Egide, may have had a conflicting, undisclosed, interest in DataBank International Ltd. at the time the Company acquired it. Specifically, there were two general allegations. First, it was alleged that he had been a part of a group that had acquired 75% of the stock of DataBank (the "Group DataBank Transaction") approximately 2 months before the Company entered into a letter of intent to acquire it. That earlier purchase was for 75% of DataBank at a purchase price of $6.2 million, while the Company's subsequent acquisition, deemed fair and equitable at the time, was priced at 28,027,500 shares of the Company's common stock. Second, it was alleged that Mr. Egide did not adequately disclose to the Company his ownership position in DataBank at or prior to the time of the Company's acquisition of DataBank. The Company's Board of Directors formed a special committee of directors, each of whom had no involvement in the transaction themselves, to investigate these allegations; as finally constituted, that committee consisted of Mr. Ken Woolley and Mr. Greg Duman (the "Special Committee"). The Special Committee, in turn, retained Munger, Tolles & Olson LLP, as outside counsel to conduct an investigation into this matter (the "Internal Investigation").

During this period, Mr. Egide resigned first as Chief Executive Officer and, later, as a director and as Chairman of the Board of Directors. Additionally, some DataBank shareholders who had received shares of the Company pursuant to the DataBank acquisition returned some or all of the DCTI shares they had received, although they did not present the Company with any signed agreement or otherwise document any right of the Company to take action with respect to the returned shares. (Approximately 7.7 million DCTI shares were received by the Company in this fashion.) All of these facts were promptly disclosed by the Company in press releases as they occurred.

The investigation was conducted between August and October of 2000. In the process of conducting its investigation, the Special Committee's counsel retained private investigators, reviewed all relevant documents in the Company's possession and conducted interviews of some 11 individuals. On October 25, 2000, they released the "Summary and Conclusions" of their final report. (The Summary and Conclusions were released while the remainder of the report was in technical preparation and review in order to facilitate certain corporate plans, including consummation of settlement negotiations with certain individuals, and to permit the preparation of annual financial statements for submission to the Company's independent auditors, both of which were dependent to some degree upon the results of the report.)

The results of the investigation were inconclusive. Conflicting testimony was received as to the ownership of certain offshore entities, and dispositive evidence was not found. As to certain other factual questions, more subtle differences of interpretation were identified that could have had legal significance. For example, there were conflicting views as to whether the initial purchase of DataBank shares was made available to the Company. Moreover, there were significant uncertainties as to the legal effect of the different possible factual interpretations. In the view of counsel to the Special Committee, it was not fairly predictable what version of the facts a court would find credible. Also, it was not clear what legal conclusions a court would reach, or what remedies it would find to be available and appropriate, even if the factual questions were not in dispute.

At approximately the time that the investigation was being completed, Mr. Woolley entered into discussions with certain of the stockholders who received DCTI shares in the DataBank acquisition. Ultimately, 7 stockholders agreed to return to the Company 8,637,622 DCTI shares in settlement of any claims by the Company of impropriety against them in connection with the transaction. These shares included the DCTI shares that had earlier been returned to the Company, but this time the Company's right to accept and cancel the shares was made clear. Also included in the returned shares were 1,120,000 shares returned by Mr. Don Marshall, the Company's President, and a former controlling shareholder of DataBank (before the Group DataBank Transaction). The Special Committee agreed that Mr. Marshall had no responsibility or liability with respect to any of the alleged improprieties, but he also agreed that, as the Company's President, and a former DataBank stockholder, he should not benefit through an increased percentage ownership in the Company from the return of stock by others from the DataBank transaction. Accordingly, his return of shares was designed to preserve, after the return of all the shares involved, his percentage interest in the Company at a level equal to what it was immediately before any such share returns. In the view of counsel to the Special Committee who had conducted the investigation, the settlement of claims in exchange for the return of shares was a favorable settlement for the Company in comparison to the certain expenses, and uncertain recoveries, that would have attended any litigation of the matter. After careful consideration of the final report of the Special Committee's counsel, the Company's Board of Directors continues to believe that the Company paid a fair price for DataBank.

                                  RISK FACTORS

Our business, like any business, involves a number of risks. Some of those risks affect all companies, some of them may affect us differently from other companies. As with any investment, you should be aware of the risks that affect us and should satisfy yourself that the potential benefits of an investment in our company warrant exposure to those risks. We have described below the risks that we think are most pertinent. Any discussion of risks necessarily involves forward looking information, information that falls within the "safe harbor" of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations.

Nasdaq is Considering Delisting Our Stock

We were notified by Nasdaq that, primarily due to the missed filing deadline for this Annual Report on Form 10-K, our stock would be delisted subject to our right to a hearing. The hearing before a panel of Nasdaq hearing officers was held on November 9, 2000 and we are awaiting the decision of the panel. If the decision of the panel is adverse, our stock will no longer trade on the Nasdaq National Market System. Trading could take place only on the Over the Counter Bulletin Board, which would likely reduce the liquidity in the stock.

The Securities and Exchange Commission is Conducting an Informal Inquiry into Our Acquisition of DataBank

We have been notified by the U.S. Securities and Exchange Commission that it is conducting an informal inquiry into the circumstances surrounding our acquisition of DataBank, primarily as a result of our own Internal Investigation into those matters and the public reports we filed regarding that investigation. We are cooperating fully with the inquiry. While we believe that we have defenses in response to any action the SEC may bring against us, the inquiry may require us to expend resources and distract management in defending ourselves.

Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

Our quarterly operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base the level of our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are higher or lower than we expected, our quarterly operating results may be correspondingly greater or less than our projections or the expectations of public market analysts or investors. Such fluctuations in earnings could adversely affect the market price of our common stock, and periods in which our revenues are lower than expected could particularly cause the market price of our common stock to decline.

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

Management of Internal Growth

If our growth is faster than we project, we may not be able to manage the expansion of our operations effectively and our systems, procedures or controls may not be adequate to support our operations. Additionally, when market opportunities arise, we may not have sufficient personnel or procedures in place to be able to take advantage of those opportunities.

Ability to Continue as a Going Concern and Potential Need for Additional Funding in the Future

The report of independant public accountants on our consolidated financial statements as of and for the year ended June 30, 2000 includes an explanatory paragraph with respect to the Company's ability to continue as a going concern. The Company has suffered recurring losses from continuing operations of $34,867,900, $20,353,229 and $5,544,363 during the years ended June 30, 2000,
1999 and 1998, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019, $7,291,791 and $6,400,982 of cash during the years ended June 30, 2000, 1999, and 1998, respectively.Additionally, the Company had a tangible working capital deficit of $4,872,841 as of June 30, 2000. With the growth of our e-payment processing services, our negative cash flows from operations are expected to decrease significantly. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to us or at all. If it is available, it could necessitate the issuance of additional shares or series of preferred stock (discussed below) with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We May Be Liable for Customer Credit Card Chargebacks

If merchants for which we process credit cards go out of business or otherwise cannot satisfy customers' legitimate returned credit card charges, and the reseller responsible for such merchant is also not financially viable, then we could be liable to the merchant bank for the amount of the customer chargebacks. During the year ended June 30, 2000, the Company incurred $3,144,686 of chargeback expense. Future chargebacks could have a materially adverse effect on our future operating results.

The Demand for Our Services Could Be Negatively Affected by a Reduced Growth of E-Commerce or Delays in the Development of the Internet Infrastructure

Our business depends on sales of goods and services over the Internet by our customers. Such sales do not currently represent a significant portion of overall sales of goods and services in the total market. Our growth generally depends on the growing use and acceptance of the Internet as a medium of commerce by merchants and customers. Rapid growth in the use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

The development of the Internet as a commercial marketplace may occur more slowly than we anticipate for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure and adversely affect the growth of the Internet as a marketplace. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, ultimately resulting in lower numbers of e-commerce transactions and lower demand for our services.

Proprietary Technology is Important to our Business

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and others. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. To date, we are not aware of our confidential information having been compromised, but we cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold.

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

We Depend Upon Third Parties

We depend substantially upon third parties for several critical elements of our business, including:

o   Equifax and NDC e-Commerce, for merchant settlement services;
o St. Kitts Nevis Anguilla National Bank Limited and Capital Cities Bank, to sponsor our portal to the credit card associations;
o   Sprint and ELI, for telecommunications services;
o Hewlett Packard, for maintenance and upgrades of the HP-9000 computers in our data center;
o Sun Microsystems, for maintenance and upgrades of the Sun servers in our data center;
o   Dell Computer, for maintenance upgrades on our Dell servers;

o Cisco, for maintenance and upgrades of our routers which are used to connect our computer network to the Internet; and
o Other vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet.

For most of these services, we believe that there are other third party providers who can provide the same services as those providers we currently use at comparable prices to us. Nonetheless, any loss or interruption of service by such providers would have an adverse effect on our business and prospects.

A Majority of our Revenue is Concentrated in One Industry

More than half of our revenue is derived from processing payments for the internet gaming industry. If the gaming industry as a whole fails or contracts, it would have a material adverse effect on our results of operations.

A Significant Portion of Our Revenue Comes From Two Merchants

The Company has two customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2000, Cybernet Ventures whose revenue was approximately 17% and Web Players whose revenue constituted approximately 12%. The loss of these customers could have a material adverse effect on our results of operations.

We Depend on Our Existing Technology and Infrastructure

Our ability to deliver  services to our merchants  depends on the  uninterrupted
operation  of  our  Internet  payments  processing  systems.   Our  systems  and
operations are vulnerable to damage or interruption from:

o  earthquake,   fire,  flood  and  other  natural  disasters;
o  power  loss, telecommunications  or data network  failure;
o  operator  negligence,  improper operation by employees;
o  physical and electronic break-ins and similar events; and
o  computer viruses.

Despite the fact that we have implemented redundant servers in our data centers, we may still experience service interruptions for the reasons listed above and for a variety of other reasons. If our redundant servers are not available, we may suffer substantial losses as well as loss of business. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for
e-commerce transaction processing such as Clear Commerce, CyberCash, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

Attracting and Retaining Qualified Employees

Our future success and our ability to expand our operations depends on our continuing ability to attract and retain highly qualified technical and managerial employees. Competition for people experienced in the technical areas in which we operate is intense due to the limited number of qualified professionals and the possibility that, as a small company, we may not be able to attract them. Failure to attract and retain personnel, particularly marketing and technical personnel, could make it difficult for us to manage our business and meet our objectives.

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

For example, we believe that some of our services may require us to comply with the Federal Credit Reporting Act. Complying with this statute would require us to provide information about personal data stored by us or our merchants. Failure to comply with this act (if it applies to us) could result in claims being made against us.

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

The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. To date, we have been able to respond successfully to the legal and regulatory environment, and we would expect to be able to do so in the future. However, it is always possible that the regulatory environment, or uncertainties regarding it, could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Volatility of Stock Price

Broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the twelve months ended December 6, 2000, our stock has traded as low as $1.56 and as high as $14.50. The wide swings in the price of our stock have not always been in response to any factors that we can identify.

Failure to File 10-K in Timely Fashion

We did not file this report on Form 10-K when it was required, because the Internal Investigation, together with other factors, prevented our obtaining audited financial statements in time to make the required filing. There were some immediate consequences from the delinquency, such as the suspension of trading in our stock on the Nasdaq Stock Market. The Company's Annual Report on Form 10-K has now been filed, and we do not believe there is any intrinsic ongoing harm to the Company from the delay. However, it could cause some uncertainty about us which could affect investors or analysts. Moreover, for at least one year, we will not be able to use simplified SEC forms for registration of our securities, which could affect the speed with which we could engage in capital raising activities, or even our ability to complete any such activities. No such capital raising activities are specifically planned at this time, but our needs for capital are, as discussed above, potentially uncertain.

Future Issuance of Preferred Stock Could Hurt Common Stockholders

Rights of preferred stockholders take priority over common stockholders. The only preferred stock currently outstanding consists of 360 shares of Series A Convertible Preferred Stock, although we are contractually obligated (following the satisfaction of certain conditions) to issue shares of series B Convertible Preferred Stock to one of our current stockholders. Our Board of Directors has the authority to issue up to 2,500,000 shares of preferred stock and can determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. Although the Series A Convertible Preferred Stock does not have voting rights except in certain circumstances, future preferred stockholders could delay, defer or prevent a change of control of which our common stockholders may have been in favor.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who serve at the discretion of the Board of Directors.

         The Company's executive officers and directors are as follows:

Name                          Age            Position
----                          ---            --------

Kenneth M. Woolley*           54      Director and Chairman of the Board
Don Marshall                  42      Director and President
Becky H. Takeda               37      Director; Senior Vice President and Chief
                                      Operating Officer

Glenn Hartman*                43      Director
Gregory J. Duman**            45      Director
Kenneth Nagel                 53      Director
John J. Hanlon                52      Senior Vice President and Chief Financial
                                     Officer

Bobbie Downey                 46      Vice President, Secretary and General
                                     Counsel

          *Serves on compensation and audit committees.
         **Serves on audit committee.

Kenneth M. Woolley: Director and Chairman of the Board

Mr. Woolley has been a founder and director of several companies and has been a director of the Company since March 1996. He was elected Chairman of the Board in August 2000. Mr. Woolley served on the Board of Directors of Megahertz Holding Corporation, a leading manufacturer of fax/modems for laptop and notebook computers until February 1995. Prior to the merger of Megahertz and VyStar Group, Inc. in June 1993, Mr. Woolley had served as President of the parent company. Since 1979, Mr. Woolley has been a principal in Extra Space Management, Inc. and Extra Space Storage, privately held companies engaged in the ownership and management of mini-storage facilities. Since 1989, Mr. Woolley has been a partner in D.K.S. Associates, and since 1990 a director and executive officer of Realty Management, Inc., privately held companies engaged in the ownership and management of apartments, primarily in Las Vegas, Nevada. Mr. Woolley is a director of Richmond Foods, PLC, a London Stock Exchange company, which he co-founded in 1985. Mr. Woolley also serves as an adjunct associate professor of business management at Brigham Young University. Mr. Woolley holds a B.A. in Physics from Brigham Young University, an M.B.A. and a Ph.D. in Business Administration from the Stanford University Graduate School of Business.

Don Marshall:  President.

Mr. Marshall has been President of the Company since July 1999 and a member of the Board of Directors since October 1999. For the past five years Mr. Don Marshall has been developing software and business solutions for DataBank International Ltd., the company he created in St. Kitts, which was subsequently acquired by the Company. He is a professional engineer with a doctoral education in the field of instrumentation and control. Mr. Marshall is also one of the owners of Caribe Yachts, a privately owned yacht construction company in St. Kitts. He is managing director and sits on the Board of Directors of Caribe Yachts Ltd.

Becky H. Takeda:  Director, Senior Vice President and Chief Operating Officer

Ms. Takeda joined the Company in January 2000, became Chief Operating Officer in June 2000, and was appointed to the Board in August 2000. Before joining the Company, she was vice president of worldwide marketing and investor relations for SMART Modular Technologies, a global high tech manufacturing and services firm. She also has held executive management positions with several leading technology companies including IBM, Apex Data, Inc., Asia Interactive Services and Instant Replay Corporation. Ms. Takeda holds an M.B.A. in Finance from Santa Clara University and a B.A. in Economics from UCLA.

Glenn Hartman:  Director

Mr. Hartman has been a director of the Company since July 1998. Mr. Hartman is a founding shareholder of, and has been a member of the board of directors of, Cosine Communications, Inc. since 1996. Mr. Hartman is also the founding general partner of Falcon Capital, LLC, a private equity investment company specializing in technology companies, since 1995. From 1992 to 1995 Mr. Hartman served as CEO and Chairman of Apex Data, Inc., a computer peripherals manufacturing company. Mr. Hartman holds a B.A. in Economics from UCLA.

Gregory J. Duman:  Director

Mr. Duman was elected a director of the Company in January 2000. He also serves as a director of Transaction Systems Architects, Inc., an international provider of enterprise e-payments software and services, and a director of Transgenomic, Inc., a biotechnology company. He is currently the Chief Financial Officer of Artios, Inc. and prior to that was Executive Vice President and Chief Financial Officer for Transaction Systems Architects, Inc. He is a Certified Public Accountant and holds a B.S. in Business Administration from the University of Nebraska.

Kenneth Nagel:  Director

Mr. Nagel has been a director of the Company since October 1999. He was a co-founder of SB.com, which the Company acquired in June 1999. He is president and founder of Worldwide Card Acceptance, an independent sales organization in the credit card industry, as well as president and founder of Stream Line Processing Inc. For the past more than 10 years, Mr. Nagel has been developing software and business solutions for the companies he co-founded. Mr. Nagel has been employed in the payment processing industry since 1980.

John J. Hanlon:  Senior Vice President and Chief Financial Officer

Mr. Hanlon joined the Company as its Senior Vice President and Chief Financial Officer in August 2000. For the previous 13 years he served as chief financial officer at Personic, Inc. and MDL Information Systems, Inc. He is a Certified Public Accountant with experience in public offerings, private placement activities, acquisitions, mergers and joint ventures. He holds a B.S. in Business Administration from California State University, Hayward.

Bobbie Downey:  Vice President, Secretary and General Counsel

Ms. Downey joined the Company in 1998 and was appointed General Counsel in April 2000. She has more than twenty years' experience as a corporate and securities law attorney. Prior to joining the Company, she worked as a staff attorney at the United States Securities and Exchange Commission investigating securities fraud. While working for a life insurance company and then as Executive Vice President of a brokerage firm, she was instrumental in developing industry standard investor protections in the high yield bond market. Ms. Downey holds a J.D. from the University of Chicago and a B.A. in Economics from the State University of New York at Buffalo.

Significant Employees

Stephen T. Cannon:  Vice President of Technology

Mr. Cannon joined the Company in June 1999 when it acquired SB.com, a company which Mr. Cannon co-founded more than five years ago. He has extensive experience in Internet-based credit card security, fraud control and transaction integrity, e-commerce operations involving dynamic data distribution, transaction processing and customer tracking systems. Mr. Cannon holds a B.A. in Philosophy from the University of South Florida.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met, except for one filing by Mr. Marshall that was two days late.

ITEM 2.  PROPERTIES
         ----------

The Company is leasing a total of 35,513 square feet of modern office space in Clearwater, Florida; San Francisco, California; Haywards Heath, England; St. Kitts; Park City, Utah and Salt Lake City, Utah. These offices include computer data centers in Salt Lake City, Haywards Heath, England and Clearwater, Florida and general offices. All facilities are leased from third parties. The offices are being leased under three to five year arrangements. Some leases contain options to renew. These facilities are believed adequate for the Company's current needs. The current total monthly rental for all facilities is $48,682. Some of the leases are subject to annual increases for inflation adjustments.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The following claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. The Company began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks. As of November 27, 2000, reserves held for EPS totaled approximately $5 million. The Company believes that adequate reserves are being held for all remaining chargebacks.

On November 15, 2000, the Company received a letter from an attorney representing EPS demanding payment of approximately $11 million which he claimed is an amount withheld from EPS. The Company does not believe that there is any validity to EPS's claim because all funds held are being held in reserve for chargebacks and the amounts are reasonable based upon the chargebacks that have been experienced to date.

Two additional merchants have made claims of approximately $600,000 to the Company regarding amounts they believe are owed them due to processing errors. The Company is working with these merchants to reconcile activity and resolve differences. Management believes that any amount ultimately owed these merchants will not be materially different than amounts currently recorded.

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and that audit continues today. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000, the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes the Bank's claim regarding the $500,000 for the period after the acquisition is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2001 and that no material adverse impact will result.

The Company has been advised by the United States Securities and Exchange Commission that it is conducting an informal review of the facts underlying the Internal Investigation. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing.

See also Item 1.  Business-Internal Investigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED STOCKHOLDER MATTERS
         --------------------------------------------------------

Price Range of Common Stock

On February 5, 1997, the Company's common stock began trading on the National Market System of the Nasdaq Stock Market. Prior to that time and commencing in January 1995, the Company's common stock was quoted on the OTC Bulletin Board. During 1993 and 1994, there was no public market for the securities of the Company's predecessor, and the Company is not aware of any quotations for its securities during this period. In prior years, securities of the Company's predecessor were traded in the over-the-counter market.

The Company's common stock trades on the National Market System of the Nasdaq Stock Market under the symbol "DCTI". The following table reflects the high and low sales price reported by The Nasdaq National Market for the periods indicated.

                                             High             Low
                                             ----             ---
Period Following Fiscal Year

   October 1 to October 11                  $ 3.47         $  1.56
   July 1 to September 30, 2000             $ 9.13         $  2.45

Fiscal Year Ended June 30, 2000

   April 1 to June 30, 2000                 $11.25         $  3.38
   January 1 to March 31, 2000              $14.50         $  7.06
   October 1 to December 31, 1999           $10.50         $  4.06
   July 1 to September 30, 1999             $ 7.13         $  5.06

Fiscal Year Ended June 30, 1999

   April 1 to June 30, 1999                 $ 8.75         $  4.81
   January 1 to March 31, 1999              $ 8.19         $  4.13
   October 1 to December 31, 1998           $13.94         $  1.81
   July 1 to September 30, 1998             $17.00         $  3.13

On October 11, 2000 the common stock was quoted at a closing price of $2.91. Trading has been suspended on The Nasdaq Stock Market since October 11, 2000 and is expected to resume trading following the filing of this Report. See "Risk Factors".

As of October 11, 2000, there were approximately 745 holders of record of the Company's common stock.

Dividend Policy

The Company has not paid any cash dividends since its inception. The Company currently intends to retain future earnings in the operation and expansion of its business and does not expect to pay any cash dividends in the foreseeable future.

Changes in Securities

Since June 30, 1999, the Company sold the following securities without registration under the Securities Act of 1933, as amended (the "Act") relying upon the exemption to registration under Section 4(2) of the Act:

In October 1999, the Company issued 16,600,000 shares, 5,115,851 of which were subsequently returned to the Company, of its common stock, in a private placement, in exchange for all the issued and outstanding shares of DataBank International, Ltd.

In December 1999, the Company issued 8,332 shares of common stock upon exercise of warrants to a previous lender to the Company.

In January 2000, the Company issued 16,668 shares of common stock upon exercise of warrants to a previous lender to the Company.

In January 2000, the Company issued 11,427,500 shares, 3,521,771 of which were subsequently returned to the Company, of its common stock, in a private placement, in connection with the earn-out associated with the DataBank International acquisition.

In January 2000, the Company issued 600,000 shares of its common stock, in a private placement, in exchange for all the issued and outstanding shares of CaribCommerce, Ltd.

In January 2000, the Company issued 101,200 shares of its common stock to a former officer of the Company upon his exercise of non-qualified stock options.

In February 2000, the Company issued 6,000 shares of common stock to a former employee of the Company to settle the former employee's claims against the Company.

During the twelve-month period ending June 30, 2000, the Company issued 364,976 shares of common stock pursuant to exercises of stock options issued under the Company's Amended and Restated Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

The following audited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.


                                                                           For the Year Ended June 30,
                                                                           ---------------------------
                                                      2000           1999          1998            1997           1996
                                                      ----           ----          ----            ----           ----
Statement of Operations Data:
Revenue                                          $ 25,819,883    $ 3,601,273    $   773,883    $       8,812   $         --
Cost of revenue                                    16,509,887      2,562,371        745,871              492             --
                                                 ------------    -----------    -----------    -------------   ------------
     Gross margin                                   9,309,996      1,038,902         28,012            8,320             --
                                                 ------------    -----------    -----------    -------------   ------------
Operating expenses:
     General and administrative                     9,160,772      3,259,243      3,669,362        1,400,916        685,528
     Selling                                        3,215,291      1,048,244      1,198,130        1,897,665             --
     Research and development                       2,078,184      1,906,893      1,432,006        3,966,185      1,478,890
     Depreciation and amortization                 33,687,849      4,157,201      1,522,078          398,066         86,828
     Chargebacks                                    3,144,686             --             --               --             --
     Non-cash expense related to issuance
       of stock and stock options                   1,996,369      1,065,956        423,375               --             --
     AOL marketing agreement
                                                           --      5,558,137             --               --             --
     Acquired in-process research and
       development                                         --      3,700,000             --               --             --
     Compensation expense related to
       issuance of options by principal
       stockholder                                         --             --             --               --      1,484,375
                                                 ------------    -----------    -----------    -------------   ------------
   Total operating expenses                        53,283,151     20,695,674      8,244,951        7,662,832      3,735,621
                                                 ------------    -----------    -----------    -------------   ------------
Operating loss                                    (43,973,155)   (19,656,772)    (8,216,939)      (7,654,512)    (3,735,621)
Other income (expense), net                         8,735,779       (696,457)        20,738          495,661         57,209
                                                 ------------    -----------    -----------    -------------   ------------
Loss from continuing operations before
income taxes and discontinued operations          (35,237,376)   (20,353,229)    (8,196,201)      (7,158,851)    (3,678,412)
Income tax benefit                                     369,476            --      2,651,838               --         91,999
Loss from continuing operations                   (34,867,900)    20,353,229)    (5,544,363)      (7,158,851)    (3,586,413)
                                                 ------------    -----------    -----------    -------------   ------------
Discontinued operations:
Gain on sale of WeatherLabs operations,
net of income tax provision of $530,643               884,404             --             --               --             --
Loss from operations of discontinued
  WeatherLabs operations, net of income
       taxes                                         (268,612)    (1,011,484)       (53,604)              --             --
Income from discontinued direct mail
  advertising operations, net of
  income taxes                                             --             --        111,377          300,438        153,332
Gain on sale of direct mail advertising
  operations, net of income taxes                          --             --      4,394,717               --             --
Loss from discontinued Internet
  service provider subsidiary, net of
  income taxes                                             --             --       (265,674)      (3,040,643)            --
Gain on sale of Internet service
  provider subsidiary, net of income taxes                 --             --        232,911               --             --
                                                 ------------    -----------    -----------    -------------   ------------
Income (loss) from discontinued
  operations                                          615,792     (1,011,484)     4,419,727       (2,740,205)       153,332
                                                 ------------    -----------    -----------    -------------   ------------
Net loss                                          (34,252,108)   (21,364,713)    (1,124,636)      (9,899,056)    (3,433,081)


Preferred stock dividend                             --       (200,000)            --               --             --
                                           ------------    -----------    -----------    -------------   ------------
Net loss attributable to common
shareholders                               $(34,252,108)  $(21,564,713)   $(1,124,636)   $  (9,899,056)  $ (3,433,081)
                                           ============    ===========    ===========    =============   ============

Basic and diluted net loss per common share:

  Loss from continuing operations          $      (0.95)        $(1.56)        $(0.66)   $      (0.86)   $      (0.61)

Net Loss                                          (0.94)         (1.64)         (0.13)           (1.19)         (0.58)

Weighted average common shares
outstanding                                  36,582,662     13,130,216      8,422,345        8,309,467      5,917,491

                                                                        As of June 30,

                                                 2000           1999          1998         1997          1996
                                                 ----           ----          ----         ----          ----
Balance Sheet Data:
Working capital (deficit)                  $ (2,718,985)   $    76,962    $ 3,639,313    $   3,624,308   $ 12,774,113
Total assets                                241,167,763     47,102,186     24,020,746       11,320,660     16,222,902
Long-term obligations                            93,181        432,704      1,384,132               --             --
Stockholders' equity                        211,585,172     41,575,667     18,995,696        9,826,083     15,541,624

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Overview

The Company is a leading provider of advanced e-payment services for businesses, merchants, and financial institutions. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. By integrating services under one roof, DCTI can offer to customers an outsource solution for merchant account set-up, an Internet Payment Gateway, payment processing, fraud control technology, and Web-based reporting.

As discussed previously (Item 1. Business - Development of the Company), the Company was incorporated under the laws of the State of Delaware on May 16, 1985 as DataMark Holding, Inc. It was formed as a national direct marketing company and began incorporating online business strategies in fiscal 1994 with the objective of becoming a national leader in the interactive online direct marketing industry.

Sisna Acquisition and Divestiture. In January 1997, the Company acquired Sisna, Inc. ("Sisna"), an Internet service provider headquartered in Salt Lake City, Utah, for an acquisition price of $2,232,961. In December 1997, the Board of Directors reviewed the performance of Sisna in conjunction with a review of the strategic opportunities available to the Company. Among the conclusions of the Board were the following: (a) the Internet service provider business had become very competitive during the previous six months, with major corporations such as US West, America Online, MCI and others aggressively marketing their internet access offerings; (b) the margins in the Internet service provider business were declining as fixed-price, unlimited time access had become prevalent, and (c) Sisna's losses on a monthly basis were increasing with no apparent near-term prospect of profitability. For these reasons, the Board concluded that it was in the best interests of the Company to sell Sisna. The Board solicited offers to buy Sisna over a period of three months, but due to Sisna's continuing losses of over $40,000 per month, no offers materialized.

In February 1998, while the Board considered terminating the operations of Sisna to cut the Company's losses, Mr. Henry Smith, a director of the Company and one of the former owners of Sisna, offered to assume the ongoing cost of running Sisna. After arms-length negotiations between the independent members of the Board and Mr. Smith, the Company agreed to sell the operations of Sisna to Mr. Smith. In March 1998, the Company sold the operations of Sisna to Mr. Smith and certain other buyers in exchange for 35,000 shares of the Company's common stock, valued at $141,904 based on the stock's quoted market price. Mr. Smith and the other buyers received tangible assets of $55,547 of accounts receivable, $35,083 of prepaid expenses, $47,533 of computer and office equipment, and $9,697 of other assets and assumed liabilities of $33,342 of accounts payable, $101,951 of notes payable, and $243,320 of other accrued liabilities, resulting in a pretax gain on the sale of $372,657. The sales price to Mr. Smith was determined by arms' length negotiations between Mr. Smith and the independent directors and was approved by the Board of Directors, with Mr. Smith abstaining. Sisna's results of operations are included in the accompanying consolidated statements of operations as discontinued operations.

Books Now Acquisition and Divestiture. In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now") a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand shares of the Company's common stock valued at $312,500 were issued at closing and 262,500 shares of the Company's common stock were subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. Books Now's results of operations prior to its divestiture are included in the accompanying consolidated statements of operations since the date of acquisition.

In May 1999, the Company sold certain assets related to Books Now and the Company's VideosNow division to Clicksmart, Inc. in exchange for 19.9% of Clicksmart's common stock and a right to receive $2,000,000 from Clicksmart either by receiving 75% of Clicksmart's net cash flows until DCTI received an aggregate amount of $2,000,000 or from proceeds received by Clicksmart as an equity investment of not less than $10,000,000. The Company also loaned Clicksmart $300,000 to be paid from Clicksmart's net cash flows before payment of the $2,000,000 deferred payment. The assets transferred to Clicksmart included $52,204 of prepaid advertising, $57,183 of computer and office equipment, and $442,020 of unamortized goodwill. The operations of Books Now and Videos Now were not generating positive cash flows prior to the exchange and Clicksmart did not have any history of profitability. Due to these uncertainties, the net investment of $551,407 was written off at the time of the exchange. In May 2000, Clicksmart was sold to Ubrandit.com ("UBI") for 300,000 shares of UBI, of which the Company received 100,000 shares in exchange for all of its interest in Clicksmart and cancellation of indebtedness. The UBI shares will be available for resale in May 2001. The Company has not recorded an asset relative to the shares as their value remains uncertain.

WeatherLabs Acquisition and Divestiture. In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 shares of the Company's common stock were issued valued at $762,503, and an additional 523,960 shares of the Company's common stock were issuable based upon the price of the Company's common stock over the next three years. The fair market value of the shares of the Company's common stock issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. The results of operations of WeatherLabs prior to its divestiture are included in the accompanying consolidated financial statements from the date of acquisition.

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc., formed for the purpose of acquiring and combining the WeatherLabs assets acquired from the Company. Pursuant to the agreement, the Company exchanged certain net WeatherLabs assets for $3,383,000 in cash. The assets exchanged by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of net equipment, and certain intangibles represented by net goodwill of $1,189,057 and liabilities consisting of $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,415,047 from this sale as discontinued operations during the year ended June 30, 2000.

Digital Courier Acquisition. The Company entered into a Stock Exchange Agreement with Digital Courier International, Inc., a Nevada corporation ("DCII"), dated as of March 17, 1998 (the "DCII Exchange Agreement"). The DCII Exchange Agreement was approved by the shareholders of the Company in a special meeting held on September 16, 1998 during which the shareholders also approved a name change from DataMark Holding, Inc. to Digital Courier Technologies, Inc. Pursuant to the DCII Exchange Agreement, the Company issued 4,659,080 shares of its common stock valued at $14,027,338, the fair market value of the shares based on the quoted market price on the date of acquisition. This acquisition was accounted for as a purchase. The results of operations of DCII are included in the accompanying consolidated financial statements from September 16, 1998, the date of acquisition.

Access Services Acquisition. In April 1999, the Company acquired all of the outstanding stock of Access Services, Inc. ("Access Services"), a credit card processing company, in exchange for 300,000 shares of the Company's common stock valued at $1,631,400, the quoted market price of the common shares issued on the date of acquisition and $75,000 in cash. The former owners of Access Services also received warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share which were valued at $440,000 as of the close of the transaction.

Secure Bank Acquisition. In June 1999, the Company acquired all of the outstanding stock of SB.com, Inc. ("Secure Bank") a credit card processing company, in exchange for 2,840,000 shares of the Company's common stock valued at $17,838,040, the quoted market price of the common shares issued on the date of acquisition. The Company also loaned $2,000,000 to the officers of Secure Bank. The loans are payable with 6 percent interest and are to be repaid within 2 years or from the proceeds from the sale of the Company's common stock by such officers, whichever is earlier. In addition, each of the four principal former stockholders of Secure Bank received individual one year employment contracts with an annual salary of $150,000.

DataBank Acquisition. In October 1999, the Company acquired all of the outstanding stock of DataBank International, Ltd. ("DataBank"), a credit card processing company, in exchange for 16,600,000 shares of the Company's common stock valued at $88,195,800, the quoted market price of the common shares issued on the date of acquisition and 13,060,000 contingent shares based on future performance criteria. In January 2000, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250, the quoted market price of the common shares issued on the date that the Board of Directors elected to issue the contingent shares. The number of additional shares issued was based on the original contingent shares discounted by 12.5 percent.

The Company recently completed an Internal Investigation related to the Company's acquisition of DataBank. As a result of the investigation, negotiations with certain individuals resulted in the return of 8,637,622 shares of the Company's common stock. See Item 1. Business - Internal Investigation and
Note 12 to the Consolidated Fiinancial Statements.

CaribCommerce Acquisition. In January 2000, the Company acquired all of the outstanding stock of CaribCommerce SKB, Ltd., a sales and marketing company organized under the laws of St. Christopher and Nevis ("CaribCommerce"), in exchange for 600,000 shares of the Company's common stock valued at $4,837,800, the quoted market price of the common shares issued on the date of acquisition, and $150,000 in cash.

MasterCoin Acquisition. In April 2000, the Company acquired software, a merchant portfolio, and equipment from various entities referred to jointly as MasterCoin for $2.9 million in cash.

Results of Operations

Year ended June 30, 2000 compared with year ended June 30, 1999

Revenue

Revenue for the year ended June 30, 2000 (fiscal 2000) was $25,819,883 as compared to $3,601,273 for the year ended June 30, 1999 (fiscal 1999). Revenue of $25,159,219 was received from payment processing, $192,440 from technical support and $468,224 from software distribution agreements during fiscal 2000. During fiscal 1999 revenue of $2,474,829 was received from payment processing, $940,811 from the Books Now operations which were sold in May 1999, $128,406 from the VideosNow operations which were sold in May 1999 and $57,227 for technical support services.

Cost of Revenue

Cost of revenue for fiscal 2000 was $16,509,887 or 63.9% of revenue as compared to $2,562,371 or 71.2% of revenue for fiscal 1999. Cost of revenue as a percent of revenue decreased primarily due to the increase in payment processing revenues offset by added costs due to processing errors.

Operating Expenses

General and administrative expense increased 181.1% to $9,160,772 during fiscal 2000 from $3,259,243 during fiscal 1999. The increase in general and administrative expense was principally attributable to the increase in administrative staff costs associated with the acquisitions of DataBank, SecureBank and CaribCommerce, and $936,500 of expenses associated with bad debts.

Selling  expense   increased  206.7%  to  $3,215,291  during  fiscal  2000  from
$1,048,244 during fiscal 1999. The increase in selling expense is attributable to additional staff costs associated with the payment processing operations.

Research and development expense increased 9.0% to $2,078,184 during fiscal 2000 from $1,906,893 during fiscal 1999. Research and development expense increased due to an increase in staff as the company continued to develop its payment processing software.

Depreciation and amortization expense increased 710.3% to $33,687,849 during fiscal 2000 from $4,157,201 during fiscal 1999. The increase was due to the amortization of goodwill associated with the acquisitions of DataBank, CaribCommerce, DCII, Access Services, and Secure Bank.

During fiscal 2000, the Company experienced $3,144,686 of credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks form the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors, the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant resources. However, actual results could differ materially from these estimates.

Non-cash expense related to the issuance of stock and stock options increased 87.3% to $1,996,369 during fiscal 2000 from $1,065,956 during fiscal 1999.
Non-cash compensation during fiscal 2000 was principally attributable to cashless exercises of stock options and accounting for stock options under variable plan accounting. Non-cash compensation during fiscal 1999 related to stock issued at the then current market value for the severance agreement payments made to the former owner of Books Now (see Note 3 to the consolidated financial statements). Non-cash expense in future periods will be effected by changes in the quoted market price of the Company's common stock due to variable plan accounting for stock options.

Other Income (Expense)

The Company recorded other income, net of $8,735,779 in fiscal 2000. Interest expense of $366,137 on notes and capital leases was offset by the gain on the sale of CommTouch of $8,636,575 and interest income of $500,941. In fiscal 1999 a loss on the sale of assets of $379,822 and interest expense of $371,203 were partially offset by interest income of $63,846. The Company recorded other expense, net of $696,457 in fiscal 1999.

Discontinued Operations

During October 1999, the Company sold its WeatherLabs operation , which resulted in a pretax gain of $1,415,047. The results of the WeatherLabs operation are presented as discontinued operations. The WeatherLabs operations incurred pretax losses of $429,779 and $1,011,484 for the fiscal 2000 and 1999, respectively.

Year ended June 30, 1999 compared with year ended June 30, 1998

Revenue

Revenue for the year ended June 30, 1999 (fiscal 1999) was $3,601,273 as compared to $773,883 for the year ended June 30, 1998 (fiscal 1998). The Access Services operations which were acquired in April 1999 accounted for $2,138,808, the Books Now operations which were sold in May 1999 accounted for $940,811, the Secure Bank operations which were acquired in June 1999 accounted for $336,021, the VideosNow operations which were sold in May 1999 accounted for $128,406 and technical support services accounted for $57,227 of revenue during fiscal 1999. The Books Now operations which were acquired in January 1998 accounted for $392,719 of the fiscal 1998 revenue and a one time sale of a turn-key Internet computer system accounted for the remainder of the fiscal 1998 revenue.

Cost of Revenue

Cost of revenue for fiscal 1999 was $2,562,371 or 71.2% of revenue as compared to $745,871 or 96.4% of revenue for fiscal 1998. Cost of revenue as a percent of revenue primarily decreased due to the increase in revenue from credit card processing which have higher gross margins.

Operating Expenses

During fiscal 1999, the Company incurred total expenses of $5,558,137 associated with the AOL contract, including $87,002 of advertising expense associated with the permanent placement on the AOL Shopping channel and $5,471,135 associated with terminating the interactive marketing agreement with AOL. Effective June 1, 1998, the Company entered into a marketing agreement with AOL which gave the Company "permanent anchor tenancy" and advertising for its Videos Now website on key channels of the America Online Network, AOL.com and Digital City. Due to low sales volume and unacceptable gross margins from the sale of videos on its Videos Now website on AOL, the Company entered into discussions with AOL beginning in November 1998 to restructure the terms of the marketing agreement with AOL. Effective January 1, 1999, the Company amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 which was made prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the marketing agreement.

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

As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location on the shopping channel for 8 months, should be written off. A portion of the write-off has been offset by recording the return of the 601,610 shares of common stock, which had a quoted market price of $4,234,675 as of the termination date, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in the net write-off of $5,471,135 during fiscal 1999.

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

Depreciation and amortization expense increased 173.1% to $4,157,201 during fiscal 1999 from $1,522,078 during fiscal 1998. The increase was due to the amortization of goodwill associated with the acquisitions of DCII, WeatherLabs, Access Services, and Secure Bank.

The write off of acquired in-process research and development during the year ended June 30, 1999 was $3,700,000, which was attributable to the acquisition of DCII (see Note 3 to the consolidated financial statements).

General and administrative expense decreased 11.2% to $3,259,247 during fiscal 1999 from $3,669,362 during fiscal 1998. The decrease in general and administrative expense was principally due to the accrual of $544,014 for the cost of subleasing idle facilities and the future costs of idle facilities during fiscal 1998 which did not occur during fiscal 1999.

Research and development expense increased 33.2% to $1,906,893 during fiscal 1999 from $1,432,006 during fiscal 1998. Research and development expense increased due to increased levels of activity required for the development of VideosNow and the Company's payment processing suite.

Non-cash expense related to the issuance of stock and stock options increased 151.8% to $1,065,956 during fiscal 1999 from $423,375 during fiscal 1998. The increase is related to stock issued at the then current market value associated with the severance agreement payments made to the former owner of Books Now (see
Note 3 to the consolidated financial statements).

Selling expense decreased 12.5% to $1,048,244 during fiscal 1999 from $1,198,130 during fiscal 1998. The decrease in selling expense is attributable to a reduction of selling expense related to Videos Now.

Other Income (Expense)

Other income (expense) decreased from net other income of $20,738 in fiscal 1998 to net other expense of $(696,457) in fiscal 1999. In fiscal 1998, interest income exceeded interest expense, while in fiscal 1999 interest income was offset by a net loss on asset sales and interest expense due on notes payable and lease obligations.

Discontinued Operations

During March 1998, the Company sold its direct mail marketing and Internet service operations, therefore, their results of operations are presented as discontinued operations. During fiscal 1998, pretax income from the direct mail marketing operations was $178,204. During fiscal 1998, the Internet service operations incurred a pretax loss of $425,420. The Company realized a pretax gain of $7,031,548 from the sale of its direct mail marketing operations and a $372,657 gain from the sale of its Internet service operations during fiscal 1998.

During October 1999, the Company sold its WeatherLabs operation, therefore, their results of operations are presented as discontinued operations. The WeatherLabs operations incurred pretax losses of $1,011,484 and $85,766 for fiscal 1999 and 1998, respectively.

Quarterly Results

The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 2000 and fiscal 1999. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods.

This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.


                                                                            For the three months ended
                                                                            --------------------------
                                                       Sep. 30, 1999      Dec. 31, 1999      Mar. 31, 2000   Jun 30, 2000
                                                       -------------      -------------      -------------   ------------
Revenue                                                $   2,832,929      $   6,157,954      $   8,799,382   $  8,029,618
Cost of revenue                                            1,346,794          3,434,725          4,401,878      7,326,490
  Gross margin                                             1,486,135          2,723,229          4,397,504        703,128
                                                       -------------      -------------      -------------   ------------
Operating expenses:
  Depreciation and amortization                            1,971,512          6,478,108         12,402,103     12,836,126
  General and administrative                                 876,473          1,720,019          2,034,013      4,530,267

  Non-cash expense related to the issuance
   of stock options and stock                                  7,293            181,475          1,158,301        649,300
  Selling                                                    602,717            916,969            757,959        937,646
  Research and development                                   576,219            696,839            338,105        467,021
  Chargebacks                                                     --          2,884,247            260,439             --
                                                       -------------      -------------      -------------   ------------
Total operating expenses                                   4,034,214         12,877,657         16,950,920     19,420,360
                                                       -------------      -------------      -------------   ------------
Operating  loss                                           (2,548,079)       (10,154,428)       (12,553,416)   (18,717,232)

Other income (expense), net                                  (63,340)           (40,988)         8,383,892        456,214
                                                       -------------      -------------      -------------   ------------
Loss before income taxes and discontinued
  operations                                              (2,611,419)       (10,195,416)        (4,169,524)   (18,261,018)
Income tax (expense) benefit                                (114,641)           413,957                 --         70,160
                                                       -------------      -------------      -------------   ------------
Loss from continuing operations                           (2,726,060)        (9,781,459)        (4,169,524)   (18,190,858)
                                                       -------------      -------------      -------------   ------------
Discontinued operations:
  Loss from operations of discontinued
  WeatherLabs operations, net of income
  tax benefit                                               (191,070)           (77,542)               --              --
  Gain on sale of WeatherLabs operations,
  net of income tax provision                                     --            767,472                 --        116,933
                                                       -------------      -------------      -------------   ------------
Income (loss) from discontinued operations                  (191,070)           689,930                 --        116,933
                                                       -------------      -------------      -------------   ------------
Net loss                                                  (2,917,130)     $ (9,091,529)      $  (4,169,524)   (18,190,858)
                                                       -------------      -------------      -------------   ------------
Net loss per common share:

  Basic and diluted                                    $       (0.16)     $       (0.26)     $       (0.09)  $      (0.38)
                                                       -------------      -------------      -------------   ------------
Weighted average common shares outstanding:

  Basic and diluted                                       18,557,499         35,183,224         45,954,213     47,681,846
                                                       =============      =============      =============   ============


                                                                          For the three months ended
                                                                          --------------------------
                                                      Sep. 30, 1998      Dec. 31, 1998      Mar. 31, 1999   Jun 30, 1999
                                                      -------------      -------------      -------------   ------------
Revenue                                               $     256,016      $     357,211      $     320,569   $  2,667,477
Cost of revenue                                             179,881            291,930            255,771      1,834,789
                                                      -------------      -------------      -------------   ------------
  Gross margin                                               76,135             65,281            64,798         832,688
                                                      -------------      -------------      -------------   ------------
Operating expenses:
  AOL interactive marketing agreement                            --          5,471,135             52,202         34,800
  Acquired in-process research and
  development                                             3,700,000                 --                 --             --
  Depreciation and amortization                             646,909          1,073,648          1,046,732      1,389,912
  General and administrative                                594,761            614,235          1,043,002      1,007,252
  Selling                                                   252,450            210,374            228,301        357,119
  Non-cash expense related to the
    issuance of stock and stock options                          --          1,051,558                 --         14,391
  Research and development                                   38,670            843,996            496,578        527,649
                                                      -------------      -------------      -------------   ------------
Total operating expenses                                  5,232,790          9,264,946          2,866,815      3,331,123
                                                      -------------      -------------      -------------   ------------
Operating loss                                           (5,156,655)        (9,199,665)        (2,802,017)    (2,498,435)

Other income (expense), net                                 300,684           (180,079)          (166,689)      (650,373)
                                                      -------------      -------------      -------------   ------------
Loss from continuing operations                          (4,855,971)        (9,379,744)        (2,968,706)    (3,148,808)
Discontinued operations:
  Loss from discontinued WeatherLabs operations            (264,609)          (222,904)          (154,139)      (369,832)
                                                      -------------      -------------      -------------   ------------
Net loss                                                 (5,120,580)        (9,602,648)        (3,122,845)    (3,518,640)
Preferred stock dividend                                         --                 --            200,000)            --
                                                      -------------      -------------      -------------   ------------
Net loss attributable to common shareholders          $  (5,120,580)     $  (9,602,648)     $  (3,322,845)  $ (3,518,640)
                                                      =============      =============      =============   ============

Net loss per common share:

  Basic and diluted                                           (0.56)             (0.70)              (023)         (0.23)
                                                      =============      =============      =============   ============
Weighted average common shares outstanding:
  Basic and diluted                                       9,191,351         13,745,159         14,166,766     15,466,464
                                                      =============      =============      =============   ============

(1) The sum of net loss per share amounts for the four quarters may not equal annual amounts due to rounding.

Liquidity and Capital Resources

In October 1997, the Company entered into a sale and three-year capital leaseback agreement related to $3,000,000 of the Company's computer equipment. The agreement provided that $250,000 of the proceeds be placed in escrow upon signing the agreement. The Company sold its equipment at book value resulting in no deferred gain or loss on the transaction. This capital lease obligation was settled in full in July 2000.

In March 1998, the Company sold the net assets of DataMark Systems, Inc., its direct mail marketing subsidiary. The Company received $7,557,300 from the sale of these net assets.

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

As a result of the February 1, 1999 agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123 less $139,206, the fair market value of the permanent location on the shopping channel for 8 months, should be written off. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a quoted market value of $4,234,676 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106 as of December 31, 1998. This resulted in a net write-off of $5,471,135 during fiscal 1999.

In August and September 1997, the Company made an investment in CommTouch Software Ltd. in the amount of $750,000. During fiscal 2000 all of the CommTouch Software, Ltd stock was sold and the Company received net proceeds of $9,386,575.

On October 22, 1998, the Company borrowed $1,200,000 from a group of individual lenders (the "Loan"). The annual interest rate on the Loan was 24% and it was secured by receivables owed to the Company. The original maturity date of the Loan was October 22, 1999. It was prepayable without penalty any time after February 22, 1999. In connection with the Loan, the Company paid a finders fee of $27,750 and issued two-year warrants to purchase 25,000 shares of the Company's common stock at a price of $2.875 per share. The finders' fee and the fair market value of the two-year warrants were capitalized and were amortized over the life of the loan. On October 15, 1999, the Company extended the loan for the current principal amount of $753,342 with a maturity date of October 20, 2000. On February 28, 2000, the Company paid off the note in full.

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

Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price of the remaining 400,000 warrants is $9.49 per share. The warrants are callable by the Company if for 130 consecutive trading days, the closing bid price of the Company's stock is at least two times the then-current exercise price. Because the shares acquired by the purchasers were priced at a 10% discount from the quoted market price no value was allocated to the warrants.

On March 3, 1999, the Company raised an additional $3.6 million through the sale of Series A Convertible Preferred Stock (the "Preferred Stock") and warrants to purchase common stock to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "March Purchase Agreement").

Pursuant to the March Purchase Agreement, the Purchasers acquired 360 shares of Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock is convertible into common stock at a price of $4.50 per share of common stock. The exercise price for the warrants is $5.23 per share. The warrants are callable by the Company if for 130 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of Series B Convertible Preferred Stock convertible into one share of the Company's common stock and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 130 consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit will be $7.70.

On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which is being used to enhance the Company's Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Pursuant to the agreement, the Company agreed to pay ACI $5,941,218 during the life of the contract. The Company made a payment upon signing the contract of $591,218 and was scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company's common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI to immediately pay ACI the discounted future payments under the original agreement, which amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement. In July, 2000, TSAI exercised all of its warrants for a total exercise price of $5,200,000.

On March 31, 2000, the software license agreement was modified to grant the Company a non-transferable and non-exclusive license to use ACI's Base24(R) software in all international markets, as well as the United States, which was granted in the original contract. In exchange for this agreement the Company paid ACI $2,500,000 on April 15, 2000 and made a final payment of $2,500,000 on September 30, 2000.

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000 recorded as deferred revenue. ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until; the Company receives $1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under these agreements.

On June 6, 2000, the Company agreed to process not less than $20,000,000 per month of gross credit card transactions through the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") and to make a minimum deposit with the bank in the amount of $6,400,000, maintain a 6 month rolling reserve of five percent on the gross amount of credit card transactions processed through SKNANB and pay SKNANB 50 basis points for all credit card settlements processed through SKNANB for DCTI merchants. This payment for basis points shall not be less than $50,000 per month for the six month period ending November 30, 2000 and not less than $100,000 per month thereafter. In exchange, SKNANB permits the Company's merchants to process their credit card transactions through SKNANB using their VISA and Mastercard facilities.

Operating activities provided $1,320,416 in cash during fiscal 2000 and used $7,291,791 during fiscal 1999. The net loss of $(34,252,108) incurred in fiscal 2000 was offset by non-cash depreciation and amortization expenses of $33,687,849. The acquisitions discussed previously generated the increase in amortization in fiscal 2000 over fiscal 1999. Other items that increased cash provided by operating activities in fiscal 2000 included an increase in merchant reserves of $14,317,435, an increase in accounts payable of $4,057,222, and increases in various other liabilities.

Other adjustments that decreased cash provided by operating activities in fiscal 2000 included the $8,636,575 gain on the sale of CommTouch, the movement of $6,400,000 to provide collateral to SKNANB, the deposit of $2,500,000 placed with a processor, and increases in the balances of various asset accounts. In fiscal 1999, the Company used $7,291,791 of cash in operating activities. The Company's net loss of $(21,364,713) was offset by $4,157,201 of depreciation and amortization, $5,558,137 of amortization and write-off of AOL related costs, and $3,700,000 of write-off of acquired in-process research and development costs as well as other increases and decreases in operation assets and liabilities.

Cash provided by investing activities was $5,054,095 during fiscal 2000 and cash used for investing activities was $8,534,139 during fiscal 1999. During fiscal 2000, investing activities provided $9,386,575 from the sale of CommTouch Software, Ltd stock, $3,570,093 from the sale of the WeatherLabs operations, $670,300 from the increase in net long term assets of discontinued operations and $428,096 in cash received from acquired companies. Investing activities used $4,689,000 for software licenses, $3,461,969 for the purchase of equipment, $150,000 for cash payments associated with acquisitions of companies, and $700,000 to purchase a merchant portfolio. During fiscal 1999, the Company's investing activities included a $4,517,296 prepayment of a software license, $2,000,000 in loans made in connection with the acquisition of Secure Bank to the former stockholders' of Secure Bank, $849,203 of cash advances for operating activities to DCII prior to its acquisition by the Company, the acquisition of equipment for $797,126, $520,827 from a decrease in net long-term assets of discontinued operations, and a $300,000 loan to Clicksmart in connection with the sale of Books Now and VideosNow, offset by the receipt of proceeds from the sale of assets of $362,642 and net cash acquired in acquisitions of $87,671.

Cash used by financing activities was $1,373,094 during fiscal 2000 as compared to cash provided by financing activities of $14,995,562 during fiscal 1999. During fiscal 2000, the Company used cash for financing activities for repayments on capital lease obligations of $1,082,874 and repayments on notes of $960,614 while cash provided by investing activities was $598,518 from the issuance of common stock upon the exercise of stock options and $71,876 from the issuance of common stock upon the exercise of warrants. During fiscal 1999 the cash provided was attributable to the net proceeds of $13,024,000 from issuance of preferred and common stock, $2,350,000 from loan proceeds and $943,750 from proceeds received from the exercise of stock options offset by principal repayments on capital lease obligations of $867,827 and principal repayments on loans of $454,361.

The report of independent public accountants on our financial statements as of and for the year ended June 30, 2000 includes an explanatory paragraph with respect to the Company's ability to continue as a going concern. The company has suffered recurring losses from continuing operations of $34,867,900, $20,353,229 and $5,544,363 during the years ended June 30, 2000, 1999 and 1998, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019, $7,291,791 and $6,400,982 of cash during the years ended June 30, 2000, 1999 and 1998, respectively. Additionally, the
Company had a tangible working capital deficit of $4,872, 841 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2000, warrants to purchase 1,000,000 shares of common stock at $5.20 per share were exercised by Transaction Systems Architects, Inc. ("TSAI") providing the company with $5,200,000 of cash. In September 2000, the Company paid TSAI $2,500,000 due under the software license agreement net of $1,200,000 due from TSAI under the distribution agreement discussed in Note 5 to the consolidated financial statements. With the growth of the Company's e-payment processing services, the Company's negative cash flows from operations are expected to decrease significantly. During the quarter ended September 30, 2000, the Company's operations generated a loss from operations of approximately $220,000 (unaudited) after excluding non-cash expenses for amortization and depreciation and excluding the non-cash income related to stock options. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

Year 2000

The Company has not experienced any significant disruptions in any aspect of its operations and it has not incurred any material expenditures in addition to those already reported in its prior filings. To date the Company has not experienced any material Year 2000 system problems, nor does it believe that there will be any future material impact on the Company's business, operations, or financial condition related to maintaining its Year 2000 compliance.

Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to risks relating to the Company's continued ability to create or acquire products and services that customers will find attractive and the potential for increased competition which could affect pricing and profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

The Company does not hold any investments in market risk sensitive instruments as contemplated by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

The  consolidated   financial   statements  and  report  of  independent  public
accountants are filed as part of this report on pages F-1 through F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE.
         -----------------------------------------------------------

On June 28, 1996, the Registrant engaged Arthur Andersen LLP ("Andersen") to perform its audits and provide accounting services thereafter. The Registrant did not consult with Andersen prior to such date regarding any reportable matter.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Located in Part I as permitted by General Instruction G.(3) and by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer as of June 30, 2000 and to each of the Company's other executive officers whose annual salary and bonus exceeded $100,000.


                              Summary Compensation
                              --------------------
                                                                                                    Long-Term
                                                          Annual Compensation                     Compensation
                                                          -------------------                     ------------
                                                                                Other Annual

   Name and Principal      Year Ended         Salary              Bonus         Compensation       Options/SARs
       Position              June 30            ($)                ($)               ($)               (#)
       --------              -------            ---                ---               ---               ---

Donald Marshall               2000            $157,500 (1)    $     0                                     0
President

James A. Egide                2000            $180,000        $     0                               650,000 (2)
Former Chairman               1999            $  4,000        $     0                                     0
 And CEO

                              1998            $      0        $     0                                     0

Bobbie Downey                 2000            $111,875        $ 7,700                                65,000
Vice President, Secretary     1999            $ 83,125 (3)    $     0                                90,000
and General Counsel

(1) Mr. Marshall's salary during fiscal year 2000 was for the nine month period from October 1, 1999 through June 30, 2000.

(2) Mr. Egide's options were cancelled in accordance with the Company's stock options plan upon his resignation in July 2000.

(3) Ms. Downey's salary during fiscal year 1999 was for the period from September 16, 1998 through June 30, 1999.

Compensation of the executive officers may be increased from time to time as recommended by the compensation committee and approved by the Board of Directors.

Stock Options Granted in Last Fiscal Year


                                                                                  Potential Realizable Value
                                                                                   as Assumed Annual Rates
                                                                                 of Stock Price Appreciations
                               Individual Grants                                        for Option Term
-------------------------------------------------------------------------------------------------------------
                                % of Total
                                Options
                                Granted to

                  Options        Employees         Exercise       Expiration         5%             10%
Name              Granted (#)    in 2000             Price           Date            ($)            ($)
----              -----------    -------             -----           ----            ---            ---
James A.
Egide              650,000(1)     18.7%             $5.9375        Oct. 2004      $192,969       $385,938
-------------------------------------------------------------------------------------------------------------
Kenneth M.
Woolley            125,000         3.6%             $5.9375        Oct. 2004        37,109         74,219
-------------------------------------------------------------------------------------------------------------
Glen

Hartman            125,000         3.6%             $5.9375        Oct. 2004        37,109         74,219
-------------------------------------------------------------------------------------------------------------
Greg

Duman               60,000         1.7%              $9.625        Mar. 2005        28,875         57,750
-------------------------------------------------------------------------------------------------------------
Bobbie

Downey              25,000         0.7%               $9.50        Jan. 2005        11,875         23,750
-------------------------------------------------------------------------------------------------------------
Bobbie

Downey              40,000         1.1%              $5.625        Apr. 2005        11,250         22,500
-------------------------------------------------------------------------------------------------------------
Becky

Takeda             200,000         5.7%              $5.625        Jan. 2005        56,250        112,500
-------------------------------------------------------------------------------------------------------------
Becky

Takeda             200,000         5.7%              $4.813        Jun. 2005        48,130         96,260
-------------------------------------------------------------------------------------------------------------
    Total        1,425,000        40.9%                                          $ 423,567      $ 847,136
                  =========      =========                                      ==========     ==========

(1) Mr. Egide's options were cancelled in accordance with the Company's stock options plan upon his resignation in July 2000.

Aggregated Option Exercises and Year-End Option Values in Fiscal 2000

The following table summarizes for each of the named executive officers of the Company the number of stock options, if any, exercised during fiscal 2000, the aggregate dollar value realized upon exercise, the total number of unexercised options held at June 30, 2000 and the aggregate dollar value of in-the-money unexercised options, if any, held at June 30, 2000. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at June 30, 2000 is the difference between its exercise price and the fair market value of the underlying stock on June 30, 2000, which was $6.375 per share based on the closing bid price of the common stock on June 30, 2000. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the common stock on the actual date of exercise. There can be no assurance that these values will be realized.


                                                                                           Value of Unexercised
                                                     Number of Unexercised Options        In-the-Money Options at
                                                               at 6/30/00                         6/30/00
                                                     -----------------------------        -------------------------
                                     Shares
                                Acquired on Value
                                Exercise Realized

          Name                 (#)          ($)       Exercisable     Unexercisable    Exercisable    Unexercisable
-------------------------------------------------------------------------------------------------------------------
James A. Egide (1)               0       $       0      650,000                   0   $    284,375    $           0
Kenneth M. Woolley               0       $       0      237,500                   0   $     54,688    $           0
Glen Hartman                     0       $       0      125,000                   0   $     54.688    $           0
Becky Takeda                     0       $       0       20,000             380,000   $     15,000    $     369,300
Bobbie Downey               50,000       $ 303,166       46,500              58,500   $     28,000    $      27,000
Greg Duman                       0       $       0       20,000              40,000   $          0    $           0

(1) Mr. Egide's options were cancelled in accordance with the Company's stock options plan upon his resignation in July 2000.

Stock Option Plan

The Company has adopted the Second Amended and Restated Incentive Plan (the "Option Plan") to assist the Company in securing and retaining key employees and directors. The Option Plan provides that options to purchase a maximum of
6,000,000 shares of common stock may be granted to (i) directors and consultants, and (ii) officers (whether or not a director) or key employees of the Company ("Eligible Employees"). The Option Plan will terminate in 2014 unless sooner terminated by the Board of Directors.

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

Under the Option Plan, the Company may issue both qualified and non-qualified stock options. As of June 30, 2000, options to purchase 3,574,750 shares of common stock were outstanding under the Plan.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The persons who served as members of the Compensation Committee of the Company's Board of Directors during the Company's fiscal year ending on June 30, 2000 ("Fiscal 2000") were Kenneth Woolley, Glenn Hartman and James Egide. Mr. Woolley and Mr. Hartman are directors of the Company, and Mr. Egide was a director of the Company until August 2000.

During a portion of Fiscal 2000, Mr. Egide served as the Chief Executive Officer of the Company. Mr. Egide was also an officer and a shareholder of MasterCoin, Inc., a Nevada corporation to which the Company paid $1,200,000 in respect of a purchase of certain equipment. In the course of closing the Fiscal 2000 books and records, the Company reviewed the value of the equipment and determined that its current fair market value was $300,000. The difference of $900,000 was written off as an expense.

No current or former officer or employee of the Company participated in deliberations of the Board of Directors concerning executive officer compensation, other than Mr. Egide, Mr. Nagel, Mr. Marshall, and Ms. Takeda. It is the Board's policy to exclude any employee whose compensation is being discussed from participating in its deliberations over the compensation of such employee.

No executive officer of the Company served as a director or member of (i) the compensation committee of another entity which has an executive officer who is a director of the Company or a member of the Compensation Committee of the Company's Board of Directors, (ii) the board of directors of another entity in which one of the executive officers of such entity served on the Compensation
Committee of the Company's Board of Directors, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's board of directors, during Fiscal 2000.

COMPENSATION COMMITTEE REPORT

The Company's executive compensation policies are administered by the Compensation Committee. The Compensation Committee reviews and determines the compensation of the Company's officers and evaluates management performance, management succession and related matters.

The compensation policy of the Company is to provide competitive levels of compensation that are influenced by performance, that reward individual achievements, and that enable the Company to attract and retain qualified executives. Compensation consists primarily of annual salary and long-term incentive compensation in the form of stock options. Bonuses are awarded only in circumstances when, in the Compensation Committee's subjective judgment, a particular executive had exceptional performance during the prior year.

The Compensation Committee:

                  Kenneth M. Woolley
                  Glenn Hartman

PERFORMANCE GRAPH

The following chart shows how $100 invested as of June 30, 1995 in shares of the Company's Common Stock would have grown during the two-year period ended June
30, 2000, as a result of changes in the Company's stock price, compared with $100 invested in the Standard & Poor's 500 Stock Index and in the Standard & Poor's Technology 500 Index.


                 Comparison of Five Year Cumulative Total Return
                    DCTI, S&P 500 Index, S&P Technology Index

[OBJECT OMITTED]

  Company/Index Name        1995           1996             1997             1998              1999            2000
--------------------------------------------------------------------------------------------------------------------
DCTI                       $100.00       $3,400.00        $800.00          $2,500.00        $1,566.67      $1,700.00
--------------------------------------------------------------------------------------------------------------------
S&P 500 Index               100.00          123.11         162.49             208.14           251.99         267.02
--------------------------------------------------------------------------------------------------------------------
S&P Technology              100.00          118.29         179.06             239.68           394.31         568.93
--------------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The following table sets forth information regarding common stock of the Company beneficially owned as of November 2, 2000 by: (i) each person known by the Company to beneficially own 5% or more of the outstanding common stock, (ii) each director and director nominee, (iii) each executive officer named in the Summary Compensation Table, and (iv) all officers and directors as a group. As of November 2, 2000, there were 40,044,444 shares of common stock outstanding and 360 shares of Preferred Stock outstanding.


                                                   Amount of            Percentage
         Names and Addresses of                     Common              of Voting
         Principal Stockholders                     Shares*             Securities
         ----------------------                     -------             ----------
  Brown Simpson Strategic Growth Fund, Ltd.      1,337,741  (1)            3.3%
  152 West 57th Street
  New York, New York  10019

  Brown Simpson Strategic Growth Fund, L.P.        646,102  (2)            1.6%
  152 West 57th Street
  New York, New York  10019


  Amathus Holdings                               2,200,000                  5.5%
  Upper Ground Floor, Rockwood House, Haywards
  Heath, 9-17 Perrymount Road
  West Sussex, England RH16 3TW

         Officers and Directors

  Kenneth M. Woolley                               237,500  (3)            0.6%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Glenn Hartman                                    191,667  (4)            0.5%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Donald Marshall                                2,231,250                 5.6%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  John Hanlon                                           --  (5)            0.0%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Becky Takeda                                      42,000  (6)            0.1%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Greg Duman                                        30,000  (7)            0.1%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Bobbie Downey                                     48,100  (8)            0.1%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  Ken Nagel                                      1,320,000                  3.3%
  348 East 6400 South, Suite 220
  Salt Lake City, Utah  84107

  All Directors and Executive Officers           4,100,517                 10.1%
  (8 persons)

 * Assumes exercise of all exercisable options and warrants held by listed security holders which can be exercised within 60 days from November 15, 2000.


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

(3) Includes 237,500 shares which Mr. Woolley may acquire on exercise of options. Does not include 300,000 shares which may be acquired on exercise of options which are not currently exercisable.

(4) Includes 125,000 shares which Mr. Hartman may acquire on exercise of options

(5) Does not include 409,641 shares which Mr. Hanlon may be acquired on exercise of options which are not currently exercisable.

(6) Includes 42,000 shares which Ms. Takeda may acquire on exercise of options. Does not include 358,000 shares which may be acquired on exercise of options which are not currently exercisable.

(7) Includes 20,000 shares which Mr. Duman may acquire on exercise of options. Does not include 40,000 shares which may be acquired on exercise of options which are not currently exercisable.

(8) Includes 48,100 shares which Ms. Downey may acquire on exercise of options. Does not include 56,900 shares which may be acquired on exercise of options which are not currently exercisable.

The stockholders listed have sole voting and investment power, except as otherwise noted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

In connection with the acquisition of SB.com in June 1999, the Company made cash loans of $500,000 to each of four officers of SB.com. in exchange for promissory notes. The notes accrue interest at a rate of six percent per annum and are due in full June 30, 2001 or sooner if the makers receive proceeds from the sale of Company stock.

During the year ended June 30, 2000, the Company purchased certain equipment for $1,200,000 from a corporation in which an officer was a shareholder. In the course of closing the fiscal 2000 books and records, the Company reviewed the value of the equipment and determined that its current fair market value was $300,000. The difference of $900,000 was written off as an expense.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

  (a)    INDEX TO FINANCIAL STATEMENTS


Title of Documents                                                      Page No.
------------------                                                      --------

DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

Report of Independent Public Accountants                                  F-1

Consolidated Balance Sheets as of June 30, 2000 and 1999                  F-2

Consolidated Statements of Operations for the Years

         Ended June 30, 2000, 1999, and 1998                              F-4

Consolidated Statements of Stockholders' Equity for

         the Years Ended June 30,  2000, 1999, and 1998                   F-6

Consolidated Statements of Cash Flows for the Years

         Ended June 30, 2000, 1999, and 1998                              F-10

Notes to Consolidated Financial Statements                                F-12

  (b)    Exhibits
         --------

  The following documents are included as exhibits to this report.

  Exhibits         Exhibit Description                                                     Page or Location
  --------         -------------------                                                     ----------------

  3.1              Amended and restated certificate of incorporation                       (1)
  3.2              By-laws                                                                 (1)
  10.1             Lease Agreement                                                         (2)
  10.2             Second Amended and restated Incentive Plan                              (3)
  10.3             Stock Exchange Agreement with Digital Courier                           (4)
                               International, Inc.

  10.4             Securities Purchase Agreement with Brown Simpson dated November
                              23, 1998 as amended December 2, 1998                         (5)
  10.5             Securities Purchase Agreement with Brown Simpson dated March 3,
                              1999                                                         (6)
  10.6             Agreement with Brown Simpson dated June 7, 1999                         attached herewith
  10.8             Stock Purchase Agreement with SB.Com, Inc.                              (7)
  10.9             Securities Purchase Agreement with Transaction Systems
                              Architects, Inc.                                             (7)
  10.10            Settlement Services Agreement with St. Kitts Nevis Anguilla             attached herewith
                              National Bank
  10.11            Transaction Processing Services Agreement with Equifax Card             attached herewith
                              Services, Inc.
  10.12            Global Master Service Agreement with Global Payment Systems LLC         attached herewith
  10.13            Form of DataBank Settlement Agreement                                   attached herewith
  21.1             Subsidiaries of the Registrant                                          attached herewith
  23.0             Consent of Independent Public Accountants                               attached herewith
  27.0             Financial Data Schedule                                                 attached herewith


(1) Incorporated by reference to the Company's Annual Report for the year ended June 30, 1998.

(2) Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.

(3) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on January 13, 2000.

(4) Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special Stockholders meeting to be held on September 16, 1998.

(5) Incorporated by reference to the Company's Form 8-K filed on December 11, 1998.

(6)  Incorporated  by  reference  to the  Company's  Form 8-K filed on March 10,
     1999.

(7)  Incorporated by reference to the Company's Form 8-K filed on June 21, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Digital Courier Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier
Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $34,867,900, $20,353,229 and $5,544,363 during the years ended June 30, 2000, 1999 and 1998, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019, $7,291,791 and $ 6,400,982 of cash during the years ended June 30, 2000, 1999, and 1998, respectively. Additionally, the Company has a tangible working capital deficit of $4,872,841 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 1, 2000

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          AS OF JUNE 30, 2000 AND 1999

                                     ASSETS
                                     ------

                                                                              2000                                1999
                                                                        -------------                        -------------
CURRENT ASSETS:
   Cash                                                                 $   7,382,773                        $   2,381,356
   Restricted cash                                                          6,400,000                                 --
   Receivable from payment processor                                        5,314,655                                 --
   Deposit with payment processor                                           2,500,000                                 --
   Trade accounts receivable, net of
   allowance for doubtful accounts of
   $681,000 and $0, respectively                                            2,693,663                              548,046
   Other receivables                                                             --                                856,000
   Current portion of prepaid software license                              2,153,856                              903,456
   Prepaid expenses and other current assets                                  325,478                              193,167
   Net current assets of discontinued operations                                 --                                288,752
                                                                        -------------                        -------------
                Total current assets                                       26,770,425                            5,170,777
                                                                        -------------                        -------------
PROPERTY AND EQUIPMENT:
   Computer and office equipment                                            8,519,923                            6,010,440
   Furniture, fixtures and leasehold improvements                           1,204,231                              966,745
                                                                        -------------                        -------------
                                                                            9,724,154                            6,977,185
   Less accumulated depreciation and amortization                          (4,957,120)                          (3,378,528)
                                                                        -------------                        -------------
                Net property and equipment                                  4,767,034                            3,598,657
                                                                        -------------                        -------------
 OODWILL AND OTHER INTANGIBLE ASSETS,
   net of accumulated amortization of
   $34,135,690 and $2,244,178, respectively                               200,858,061                           29,628,037
                                                                        -------------                        -------------
PREPAID SOFTWARE LICENSE, net of current portion                            5,923,104                            3,387,960
                                                                        -------------                        -------------
OTHER ASSETS                                                                2,849,139                            3,331,108
                                                                        -------------                        -------------
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS
                                                                                 --                              1,985,647
                                                                        -------------                        -------------
                                                                        $ 241,167,763                        $  47,102,186
                                                                        =============                        =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND 1999 (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                               2000                                  1999
                                                                           -------------                        -------------
CURRENT LIABILITIES:
   Notes payable                                                           $   1,150,000                        $   2,110,614
   Current portion of capital lease obligations                                  347,156                            1,090,507
   Accounts payable                                                            4,368,653                              311,431
   Merchant reserves                                                          14,317,435                                 --
   Software license payable                                                    2,500,000                                 --
   Accrued merchant payable                                                    2,122,265                                 --
   Settlements due to merchants                                                1,497,024                                 --
   Accrued chargebacks                                                         1,835,124                                 --
   Deferred revenue                                                              231,776                                 --
   Other accrued liabilities                                                   1,119,977                            1,581,263
                                                                           -------------                        -------------
                Total current liabilities                                     29,489,410                            5,093,815
                                                                           -------------                        -------------
CAPITAL LEASE OBLIGATIONS, net of current portion                                 93,181                              432,704
                                                                           -------------                        -------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 8 and 12)

STOCKHOLDERS' EQUITY:
   Preferred stock, $10,000 par value;
   2,500,000 shares authorized, 360
   shares outstanding                                                          3,600,000                            3,600,000
   Common stock, $.0001 par value; 75,000,000
   shares authorized, 47,682,066
   and 18,557,390 shares outstanding,
   respectively                                                                    4,768                                1,856
   Additional paid-in capital                                                277,018,140                           72,759,439
   Warrants outstanding                                                        1,363,100                            1,363,100
   Stock subscription                                                            (12,000)                             (12,000)
   Accumulated deficit                                                       (70,388,836)                         (36,136,728)
                                                                           -------------                        -------------

                Total stockholders' equity                                   211,585,172                           41,575,667
                                                                           -------------                        -------------

                                                                           $ 241,167,763                        $  47,102,186
                                                                           =============                        =============

          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                                         2000            1999            1998
                                                                     ------------    ------------    ------------
REVENUE                                                              $ 25,819,883    $  3,601,273    $    773,883

COST OF REVENUE                                                        16,509,887       2,562,371         745,871
                                                                     ------------    ------------    ------------

                Gross margin                                            9,309,996       1,038,902          28,012
                                                                     ------------    ------------    ------------

OPERATING EXPENSES:
   General and administrative (exclusive of non-cash
     expense of $1,537,443, $14,398, and $362,125,
     respectively)                                                      9,160,772       3,259,243       3,669,362
   Selling (exclusive of non-cash expense of $61,500,
     $1,051,558, and $0, respectively)                                  3,215,291       1,048,244       1,198,130
   Research and development (exclusive of non-cash
     expense of $397,426, $0, and $61,250, respectively)
                                                                        2,078,184       1,906,893       1,432,006
   Depreciation and amortization                                       33,687,849       4,157,201       1,522,078
   Chargebacks                                                          3,144,686            --              --
   Non-cash expense related to the issuance of stock and
     stock options                                                      1,996,369       1,065,956         423,375
   AOL agreement                                                             --         5,558,137            --
   Acquired in process research and development                              --         3,700,000            --
                                                                     ------------    ------------    ------------

                Total operating expenses                               53,283,151      20,695,674       8,244,951
                                                                     ------------    ------------    ------------

OPERATING LOSS                                                        (43,973,155)    (19,656,772)     (8,216,939)
                                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                                              500,941          63,846         178,354
   Gain on sale of CommTouch stock                                      8,636,575            --              --
   Loss on sale of assets                                                    --          (379,822)           --
   Interest expense                                                      (366,137)       (371,203)       (157,616)
   Other expense                                                          (35,600)         (9,278)           --
                                                                     ------------    ------------    ------------

                Net other income (expense)                              8,735,779        (696,457)         20,738
                                                                     ------------    ------------    ------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS

                                                                      (35,237,376)    (20,353,229)     (8,196,201)

INCOME TAX BENEFIT                                                        369,476            --         2,651,838
                                                                     ------------    ------------    ------------

LOSS FROM CONTINUING OPERATIONS                                       (34,867,900)    (20,353,229)     (5,544,363)
                                                                     ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998 (Continued)

                                                                                2000             1999           1998
                                                                         ---------------   -------------   -----------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
    WeatherLabs  operations,  net of income
     tax benefit of $161,167, $0, and $32,162, respectively              $      (268,612)  $  (1,011,484)  $   (53,604)

   Gain on sale of WeatherLabs operations, net of income
     tax provision of $530,643                                                   884,404            --            --

   Income from operations of discontinued direct mail
     advertising operations, net of income tax provision
     of $66,827                                                                     --              --         111,377

   Gain on sale of direct mail advertising operations,
     net of income tax provision of $2,636,831                                      --              --       4,394,717

   Loss from operations of discontinued Internet service
     provider subsidiary, net of income tax benefit of $159,404                     --              --        (265,674)

   Gain on sale of Internet service provider subsidiary,
     net of income tax provision of $139,746
                                                                                    --              --         232,911
                                                                         ---------------   -------------   -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                       615,792      (1,011,484)    4,419,727
                                                                         ---------------   -------------   -----------

NET LOSS                                                                     (34,252,108)    (21,364,713)   (1,124,636)
                                                                         ---------------   -------------   -----------

PREFERRED STOCK DIVIDEND                                                            --          (200,000)         --
                                                                         ---------------   -------------   -----------

NET LOSS ATTRIBUTABLE TO COMMON  SHAREHOLDERS                            $   (34,252,108)  $ (21,564,713)  $(1,124,636)
                                                                         ===============   =============   ===========
NET INCOME (LOSS) PER COMMON SHARE:

Basic and diluted -
   Loss from continuing operations                                       $                 $                         $
                                                                                   (0.95)          (1.56)        (0.66)
                                                                         ===============   =============   ===========
   Income (loss) from discontinued operations                            $                 $                         $
                                                                                    0.01           (0.08)         0.53
                                                                         ===============   =============   ===========
   Net loss                                                              $                 $                         $
                                                                                   (0.94)          (1.64)        (0.13)
                                                                         ===============   =============   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    36,582,662      13,130,216     8,422,345
                                                                         ===============   =============   ===========

          See accompanying notes to consolidated financial statements.


               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                                                            Receivable
                                                                                            Settled in

                                                                    Additional              Repurchased    Stock
                           Preferred Stock      Common Stock         Paid-in      Warrants     Common   Subscriptions   Accumulated
                           Shares   Amount    Shares     Amount      Capital     Outstanding   Stock      Receivable      Deficit
                            ----     -----    ------      ------      -------     -----------  -----      ----------      -------

BALANCE, June 30, 1997        --    $  --   8,560,932    $  856    $ 23,272,606       $ --     $--            $--   $(13,447,379)

Exercise of stock options     --       --     424,815        42         539,093         --      --             --             --
Acquisition of
   shares in cashless
   exercise of
   stock options              --       --    (132,822)      (13)       (488,329)        --      --             --             --

Issuance of common
   stock for compensation     --       --      20,000         2          61,248         --      --             --             --
Compensation expense in
   connection with
   grant of stock
   options                    --       --        --        --           343,750         --      --             --             --
Issuance of common
   stock to
   acquire Books Now          --       --     100,000        10         312,490         --      --             --             --
Issuance of
   common stock to
   acquire WeatherLabs        --       --     253,260        26         762,478         --      --             --             --
Issuance of common
   stock and
   warrants in
   connection with
   AOL agreement              --       --     955,414        96       8,329,920    2,519,106    --             --             --
Purchase of common
   stock from
   officers for cash          --       --  (1,866,110)     (187)     (1,699,813)        --      --             --             --

Reacquisition and
   retirement of
   common stock
   in connection
   with sale of Sisna         --       --     (35,000)       (4)       (141,090)        --      --             --             --

          See accompanying notes to consolidated financial statements.


               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (continued)

                                   SPLIT TABLE

                                                                                                  Additional
                                     Preferred Stock                 Common Stock                  Paid-in
                                  Shares         Amount          Shares          Amount            Capital
-----------------------------------------------------------------------------------------------------------------
Reacquisition of
   common stock
   issued to purchase
   computer software                --     $       --           (12,000)        $     1          $    (95,499)

Receivable settled
   through the
   repurchase of
   common shares                    --             --              --              --                    --

Net loss                            --             --              --              --                    --
-----------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998              --             --         8,268,489             827            31,196,354

   Issuance of common
   stock for cash                   --             --         2,050,000             205             9,797,795

Issuance of Series
   A preferred
   stock for cash                    360      3,600,000            --              --                (174,000)

Exercise of stock options           --             --         1,083,529             108             3,132,722

Acquisition of
   shares in cashless
   exercise of
   stock options                    --             --          (335,833)            (33)           (2,174,655)

Issuance of
   common stock to
   acquire Digital
   Courier
   International                    --             --         4,659,080             466            14,026,872

Issuance of
   common stock to

   acquire SecureBank               --             --         2,840,000             284            17,837,756

Issuance of
   common stock and
   warrants to
   acquire Access
   Services                         --             --           300,000              30             1,631,370

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (continued)


                                                           Receivable
                                                           Settled in
                                                           Repurchased              Stock
                                    Warrants                 Common             Subscriptions        Accumulated
                                   Outstanding                Stock               Receivable           Deficit
----------------------------------------------------------------------------------------------------------------

Reacquisition of
   common stock
   issued to purchase
   computer software              $       --           $            --      $            --      $       --

Receivable settled
   through the
   repurchase of
   common shares                          --                    (148,576)                --              --

Net loss                                  --                        --                   --        (1,124,636)
--------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998               2,519,106                  (148,576)                --       (14,572,015)

   Issuance of common
   stock for cash                         --                        --                   --              --

Issuance of Series
   A preferred
   stock for cash                         --                        --                   --          (200,000)

Exercise of stock options                 --                        --                   --              --

Acquisition of
   shares in cashless
   exercise of
   stock options                          --                        --                   --              --

Issuance of
   common stock to
   acquire Digital
   Courier
   International                          --                        --               (12,000)           --

Issuance of
   common stock to
   acquire SecureBank                     --                        --                   --              --

Issuance of
   common stock and
   warrants to
   acquire Access
   Services                            440,000                      --                   --              --



          See accompanying notes to consolidated financial statements.


               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)
                                   SPLIT TABLE

                                                                                                           Additional
                                             Preferred Stock                  Common Stock                  Paid-in
                                          Shares       Amount          Shares            Amount             Capital
-----------------------------------------------------------------------------------------------------------------------
Issuance of common stock in
   settlement with former owner
   of Books Now                              --     $     --           205,182    $          20        $   1,051,538

Issuance of contingent shares of
   common stock related to
   acquisition of WeatherLabs                --           --           101,035               10              593,570

Issuance of common stock and
   warrants in connection with
   @Home agreement                           --           --            20,534                2              223,305

Reacquisition and retirement of
   common stock  and warrants in
   connection with termination of
   AOL agreement                             --           --          (601,610)             (60)          (4,234,615)

Repurchase of common shares as
   settlement of receivable                  --           --           (33,016)              (3)            (148,573)

Issuance of warrants in
   connection with loan agreement            --           --              --               --                   --

Net loss                                     --           --              --               --                   --
-----------------------------------------------------------------------------------------------------------------------


BALANCE, June 30, 1999                        360   3,600,0000      18,557,390            1,856           72,759,439

Issuance of common stock  to
   acquire DataBank
   International, Ltd.                       --           --        28,027,500            2,802          196,754,247

Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                       --           --           600,000               60            4,837,740

Exercise of stock options                    --           --           826,604               83            4,355,145



               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997 (Continued)


                                                                          Receivable
                                                                          Settled in
                                                                          Repurchased       Stock
                                                       Warrants             Common       Subscriptions   Accumulated
                                                      Outstanding           Stock         Receivable       Deficit
-----------------------------------------------------------------------------------------------------------------------
Issuance of common stock in
   settlement with former owner
   of Books Now                                    $        --      $        --     $        --      $        --

Issuance of contingent shares of
   common stock related to
   acquisition of WeatherLabs                               --               --              --               --

Issuance of common stock and
   warrants in connection with
   @Home agreement                                       887,000             --              --               --

Reacquisition and retirement of
   common stock  and warrants in
   connection with termination of
   AOL agreement                                      (2,519,106)            --              --               --

Repurchase of common shares as
   settlement of receivable                                 --            148,576            --               --

Issuance of warrants in
   connection with loan agreement                         36,100             --              --               --

Net loss                                                    --               --              --        (21,364,713)
-----------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999                                 1,363,100             --           (12,000)     (36,136,728)

Issuance of common stock  to
   acquire DataBank
   International, Ltd.                                      --               --              --               --

Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                                      --               --              --               --

Exercise of stock options                                   --               --              --               --



          See accompanying notes to consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998 (Continued)
                                   SPLIT TABLE


                                                                                                 Additional
                                           Preferred Stock                Common Stock             Paid-in       Warrants
                                        Shares         Amount        Shares          Amount        Capital      Outstanding
                                     ------------   -----------   ------------    ------------   ------------   ------------
Acquisition of shares in cashless
   exercise of stock options                 --     $      --         (360,428)            (36)  $ (2,471,103)          --

Compensation expense in
   connection with outstanding
   options                                   --                           --              --          649,300           --

Issuance of common stock upon the
   exercise of warrants                      --            --           25,000               2         71,873           --

Issuance of common stock in
   settlement with former employee           --            --            6,000               1         61,499           --

Net loss                                     --            --             --              --             --             --
                                     ------------   -----------   ------------    ------------   ------------   ------------
BALANCE, June 30, 2000                        360   $3,600,0000     47,682,066    $      4,768   $277,018,140   $  1,363,100
                                     ============   ===========   ============    ============   ============   ============

                                   Receivable
                                   Settled in       Stock
                                   Repurchased   Subscriptions   Accumulated
                                   Common Stock   Receivable        Deficit
                                   -----------   ------------    ------------
Acquisition of shares in cashless
   exercise of stock options       $      --     $       --      $       --

Compensation expense in
   connection with outstanding
   options                                --             --              --

Issuance of common stock upon the
   exercise of warrants                   --             --              --

Issuance of common stock in
   settlement with former employee        --             --              --

Net loss                                  --             --       (34,252,108)
                                   -----------   ------------    ------------
BALANCE, June 30, 2000             $      --     $    (12,000)   $(70,388,836)
                                   ===========   ============    ============



          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                           Increase (Decrease) in Cash


                                                                                        2000            1999            1998
                                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(34,252,108)   $(21,364,713)   $ (1,124,636)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                  33,687,849       4,157,201       1,522,078
           Gain on sale of CommTouch stock                                            (8,636,575)           --              --
       Gain of sale of WeatherLabs operations                                         (1,415,047)           --              --
       Non-cash expense related to the issuance of stock and stock options             1,996,369       1,065,956         423,375
       Loss related to MasterCoin assets                                                 802,500            --              --
       Amortization and write-off of AOL anchor tenant placement costs                      --         5,558,137            --
       Acquired in-process research and development                                         --         3,700,000            --
       Issuance of common stock and warrants in connection with @Home
         agreement                                                                          --         1,110,307            --
       Loss on sale of assets                                                               --           379,822          11,196
       Gain on sale of direct mail marketing and Internet service operations                --              --        (7,404,205)
       Provision for reserve against CommTouch Ltd. investment                              --              --           375,000
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Restricted cash                                                           (6,400,000)           --              --
            Receivable from payment processor                                         (4,903,341)           --              --
            Trade accounts receivable                                                 (2,145,617)       (421,118)        101,653
            Deposit with payment processor                                            (2,500,000)
            Other receivables                                                            856,000        (278,172)           --
            Prepaid advertising                                                             --           675,000            --
            Prepaid software license                                                  (1,596,544)        225,880            --
            AOL anchor tenant placement costs                                               --              --          (525,000)
            Other current assets                                                        (135,556)         24,815        (514,641)
            Net current assets of discontinued operations                               (550,947)       (429,289)         40,537
            Other assets                                                                 314,969        (266,667)        (13,360)
            Accounts payable                                                           4,057,222      (1,310,659)        441,157
            Accrued merchant payable                                                   2,122,265            --              --
            Software license payable                                                   2,500,000            --              --
            Merchant reserves                                                         14,317,435            --              --
            Settlements due to merchants                                               1,497,024            --              --
            Accrued chargebacks                                                        1,835,124            --              --
            Deferred revenue                                                             231,776            --              --
            Accrued liabilities                                                         (362,382)       (118,291)        265,864
                                                                                    ------------    ------------    ------------

                Net cash provided by (used in) operating activities                    1,320,416      (7,291,791)     (6,400,982)
                                                                                    ------------    ------------    ------------

          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998 (Continued)

                           Increase (Decrease) in Cash

                                                                                     2000             1999            1998
                                                                                  ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans made in connection with SB.com acquisition and sale of Books Now
     and Videos Now assets                                                       $       --      $ (2,300,000)   $       --
   Prepayment of software license                                                  (4,689,000)     (4,517,296)           --
   Increase in receivable from Digital Courier International, Inc.                       --          (849,203)       (810,215)
   Purchase of property and equipment                                              (3,461,969)       (797,126)       (780,418)
   Purchase of intangible                                                            (700,000)           --              --
   Payments associated with acquisitions                                             (150,000)           --              --
   Investment in CommTouch, Ltd.                                                         --              --          (750,000)
   Proceeds from sale of CommTouch stock                                            9,386,575            --              --
   Net proceeds from sale of WeatherLabs operations                                 3,570,093            --              --
   Net proceeds from the sale of direct mail advertising operations                      --              --         6,857,300
   Net proceeds from sale of assets                                                      --           362,642          20,938
   Net cash acquired in acquisitions                                                  428,096          87,671            --
   Change in net long-term assets of discontinued operations                          670,300        (520,827)          9,086
   Cash of discontinued operations                                                       --              --            13,870
                                                                                 ------------    ------------    ------------

                Net cash provided by (used in) investing activities                 5,054,095      (8,534,139)      4,560,561
                                                                                 ------------    ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock                            71,876      13,024,000          32,417
   Net proceeds from exercise of stock options                                        598,518         943,750            --
   Proceeds from borrowings                                                              --         2,350,000          86,000
   Net proceeds from sale and lease back of equipment                                    --              --         2,650,000
   Principal payments on capital lease obligations                                 (1,082,874)       (867,827)       (690,183)
   Principal payments on borrowings                                                  (960,614)       (454,361)       (264,493)
   Purchase of common stock from officers                                                --              --        (1,700,000)
                                                                                 ------------    ------------    ------------

                Net cash provided by (used in) financing activities                (1,373,094)     14,995,562         113,741
                                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                     5,001,417        (830,368)     (1,726,680)
CASH AT BEGINNING OF YEAR                                                           2,381,356       3,211,724       4,938,404
                                                                                 ------------    ------------    ------------

CASH AT END OF YEAR                                                              $  7,382,773    $  2,381,356    $  3,211,724
                                                                                 ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                        $    214,785    $    347,139    $    157,616

          See accompanying notes to consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation

Digital  Courier  Technologies,   Inc.("DCTI"),   a  Delaware  corporation,  was
originally incorporated May 16, 1985. DCTI and its predecessor have acquired and sold several companies during the last three fiscal years.

On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of DCTI, Books Now, Inc. ("Books Now") and the stock of WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), the stock of SB.com, Inc. ("SB.com") and acquired the stock of Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), the stock of Carib Commerce, Ltd. ("Carib Commerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions. In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former major shareholder. In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

In fiscal 1999, the Company sold a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets related primarily to the Company's national Internet-based network of local television stations. Additionally, in May 1999 the Company sold certain assets of Books Now and the Company's Videos Now operations to ClickSmart.com .

DCTI,  DCII,   Access  Services,   SB.com,   DataBank  and  Carib  Commerce  are
collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations and Related Risks

The Company currently provides advanced e-payment services for businesses, merchants, and financial institutions. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. In fiscal 2000, our revenues were derived primarily from processing payments for the internet gaming and e-tailing industries.

In fiscal 1994, the Company began developing an advertiser-funded national Internet service ("WorldNow Online") which was launched in the last quarter of fiscal year 1997. The Company's strategy for WorldNow Online included the creation of a national Internet-based network of local television stations. WorldNow was to provide free web hosting, web maintenance and other Internet features, including national content and advertising, to the television stations. In return, the stations would provide local content, ranging from news, weather and sports to entertainment, recreational and cultural events, as well as free television advertising and promotions, in order to drive local

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


users of the Internet to the WorldNow site. Both WorldNow and the stations' revenues would be derived from local and national advertising as well as related commerce conducted via the Internet. WorldNow Online went online in June 1997, and began generating minimal advertising revenues in August 1997. In July 1998, the Company agreed to sell substantially all of the WorldNow Online assets.

In January 1997, the Company acquired Sisna, which operated as an Internet service provider allowing its customers access to the Internet. Through a network of franchisees, Sisna offered Internet access in 12 states. The assets acquired from Sisna were sold back to Sisna's former major shareholder in March 1998.

The Company's historical operations through most of fiscal 1998 primarily consisted of providing highly targeted business to consumer advertising for its clients. During fiscal 1998, the medium for such targeted advertising was direct mail. The direct mail advertising operations were sold in March 1998.

During fiscal 1999, as a result of internal development and the acquisitions of Access Services, SB.com and DCII, the Company began to provide credit card processing solutions for merchants and financial institutions. The Company's credit card processing services were expanded during fiscal 2000 with the acquisitions of DataBank, Carib Commerce and MasterCoin.

As discussed above, in fiscal 1998 the Company acquired Books Now and WeatherLabs. Certain assets and operations of Books Now and the Company's Videos Now operations were sold in fiscal 1999 and the WeatherLabs operations were sold in fiscal 2000.

The Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to, among others, the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Specifically, such risks include, without limitation, the dependence on continued growth in use of the Internet, the ability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, the ability to maintain continuing expertise in proprietary and third-party technologies, the timing of introductions of new services, the pricing policies of the Company's competitors and suppliers and the ability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible.

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $34,867,900, $20,353,229 and $5,544,363 in fiscal 2000, 1999 and 1998, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019, $7,291,791 and $6,400,982 of cash during fiscal 2000, 1999 and 1998, respectively. As of June 30, 2000, the Company has a tangible working capital deficit of $4,872,841.

These matters raise substantial doubt about the Company's ability to continue as a going concern.

Subsequent to June 30, 2000, warrants to purchase 1,000,000 shares of common stock at $5.20 per share were exercised by Transaction Systems Architects, Inc. ("TSAI") providing the Company with $5,200,000 of cash (see Note 5). In September 2000, the Company paid TSAI $2,500,000 due under the software license agreement net of $1,200,000 due from TSAI under the distribution agreement discussed in Note 5. With the growth of the Company's e-payment processing services, the Company's negative cash flows from operations are expected to decrease significantly. During the quarter ended September 30, 2000, the Company's operations generated a loss from operations of approximately $220,000 (unaudited) after excluding non-cash expenses for amortization and depreciation and excluding the non-cash income related to stock options. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized, while minor repairs and maintenance costs are expensed when incurred. Depreciation and amortization of property and equipment are computed using primarily an accelerated method over the estimated useful lives of the related assets, which are as follows:

     Computer and office equipment                         3 - 5  years
     Furniture, fixtures and leasehold
       improvements                                        5 - 10 years


When property and equipment are retired or otherwise disposed of, the book value is removed from the asset and related accumulated depreciation and amortization accounts, and the net gain or loss is included in the determination of net income or loss.

Other Assets


As of June 30, 2000 and 1999, other assets consist of the following:

                                                                                    2000                1999
                                                                             ------------------- -------------------
     Notes  receivable  from  prior  shareholders  of  SB.com,
       face  value  of 2,000,000 discounted at 10%
       (see discussion below)                                                    $   1,931,814       $   1,851,240
     Merchant portfolio acquired from MasterCoin, net of
        $117,000 of accumulated amortization                                           583,000
     Investment in CommTouch preferred stock                                                 -             750,000
     Security deposit under capital lease arrangement (see Note 8)                     250,000             350,000
     Note receivable from ClickSmart.com                                                     -             300,000
     Deposits and other                                                                 84,325              79,868
                                                                             ------------------- -------------------

                                                                                 $   2,849,139       $   3,331,108
                                                                             =================== ===================

As discussed in Note 3, in connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and are due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate.

During fiscal 1999, in connection with the sale of certain assets of Books Now and the Company's Videos Now operations, the Company loaned $300,000 to ClickSmart.com. The $300,000 note receivable bore interest at 8 percent due quarterly with the principal due on May 25, 2000. The note was determined to be uncollectable during fiscal year 2000 and was written off.

During fiscal 1998, the Company entered into a Series C Preferred Share Purchase Agreement with CommTouch Software Ltd. ("CommTouch"), an Israeli company, whereby the Company agreed to invest $750,000 in CommTouch's Series C Preferred Stock. CommTouch is a global provider of outsourced, integrated email and messaging solutions. As of June 30, 1999, management of the Company determined that the investment in CommTouch was partially impaired and recorded a reserve of $375,000 against the investment. During fiscal 2000, CommTouch successfully completed an initial public offering of its common stock and the Company sold the investment for a pretax gain of $8,636,575.

Accounting for Impairment of Long-Lived Assets

The Company accounts for its property and equipment, goodwill and other long lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. As of June 30, 1999, management determined that the Company's investment in ClickSmart.com of $551,407 was impaired and reduced this investment to $0 due to the uncertainties related to future profitability of ClickSmart. As of June 30, 2000, management does not consider any additional long-lived assets to be impaired. During fiscal 2001 the Company expects to analyze and consider a possible impairment loss related to the goodwill recorded in the DataBank acquisition (see Note 12).

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable also approximate fair value based on current rates for similar debt. The carrying amounts of the noncurrent notes receivable as of June 30, 2000 and 1999 approximate fair value.

Merchant Reserves and Restricted Cash

DCTI, in partnership with banks that are members of Visa and MasterCard ("Member Banks") provides bankcard and processing services to merchants. Merchants enter into an agreement which allows both DCTI and the Member Banks to 1) terminate processing; 2) debit a merchant's bank account for chargebacks and fines without notice; 3) require cash collateral or other deposits; 4) withhold merchant funds to be held as reserves; 5) report to credit reporting agencies; and 6) increase fees. A separate agreement between DCTI and the Member Banks provides that all merchant funds are to be held in an account at the Member Banks to be released at DCTI's direction. In addition, such agreement may require DCTI to post collateral or deposits to cover any unfunded merchant liability. As of June 30,

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000, the Company has withheld $14,317,439 from merchant settlements to cover potential charge backs and other adjustments which are reflected as merchant reserves of the accompanying consolidated financial statements. As of June 30, 2000, $6,400,000 of the cash retained for merchant reserves was held as collateral by Member Banks and is reflected as restricted cash in the accompanying consolidated financial statements. An additional $2,500,000 was held as a deposit at a credit card processor.

Credit Card Chargebacks

During fiscal 2000, the Company experienced $3,144,686 of credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant reserves. However, actual results could differ materially from these estimates.

Revenue Recognition

Revenue is recognized as the Company provides processing services to merchants or pro rata over the service period. The Company defers revenue paid in advance relating to future services and products not yet shipped. In the case of software related revenues the Company currently sells its software products through a distributor, ACI (see Note 5).

The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 as amended ("SOP 97-2"), "Software Revenue Recognition". Revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Certain of the Company's software license agreements include post-contract maintenance and support ("PCS") services. If these PCS services are to be provided for a period of one year or less, the estimated cost of providing the PCS is insignificant and there is no commitment to provide upgrades or enhancements, revenue is recognized upon delivery and the estimated costs of providing the PCS services are accrued. If the PCS services are to be provided for a period greater than one year, or if the PCS services include upgrades or enhancements, the revenue is deferred and recognized over the PCS period.

Significant Customers

During the year ended June 30, 2000, two customers accounted for 17% and 12% of revenue, respectively. No other customer accounted for more than 10% of the Company's revenue.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Options to purchase 3,583,550, 1,778,971 and 1,445,000 shares of common stock at weighted average exercise prices of $6.19, $5.50 and $3.82 per share were outstanding as of June 30, 2000, 1999, and 1998, respectively, warrants to purchase 2,990,000, 3,015,000 and 656,942 shares of common stock at weighted average exercise prices of $6.53, $6.50 and $9.37 per share as of June 30, 2000, 1999 and 1998, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at June 30, 2000 and 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of June 30, 2000, the Company has agreed to issue up to an additional 187,600 shares of common stock in connection with the acquisition of WeatherLabs. The issuance of the shares is contingent on the future stock price of the Company's common stock. These contingent shares have also been excluded from the computation of Diluted EPS.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During fiscal 2000, the Company issued 28,027,500 shares of common stock with a fair value of $196,757,049 to acquire DataBank and 600,000 shares of common stock with a fair value of $4,837,800 to acquire Carib Commerce (see Note 3).

During fiscal 1999, the Company issued 4,659,080 shares of common stock to acquire DCII, 2,840,000 shares of common stock to acquire SB.com, and 300,000 shares of common stock (and warrants to purchase 100,000 shares of common stock) to acquire Access Services. Additionally, the Company issued 101,035 shares of common stock pursuant to the contingency provisions of the WeatherLabs acquisition. The common shares and warrants issued were recorded at fair value.

During fiscal 1998, the Company issued 955,414 shares of common stock and warrants to purchase 318,471 shares of common stock to America OnLine, Inc. ("AOL") in connection with an Interactive Marketing Agreement. The common shares issued were recorded at the fair value of $8,330,016 and the warrants were recorded at their fair value of $2,519,106 with the offset being recorded as AOL anchor tenant placement costs. During fiscal 1999, 601,610 shares of common stock and the warrants to purchase 318,471 shares of common stock were returned to the Company by AOL in connection with termination of the Interactive Marketing Agreement. In addition, during fiscal 1998 the Company acquired the common stock of Books Now and WeatherLabs in exchange for 100,000 and 253,260 shares of common stock, respectively .

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 as amended by SFAS no. 137 is effective for quarters of fiscal years beginning after June 15, 2000; accordingly, the Company will adopt SFAS No. 133 in its fiscal year 2001 consolidated financial statements. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25 ("APB No. 25"). This interpretation clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. Management believes the adoption of the provisions of this interpretation will not have a material impact on the Company's results of operations, financial position or liquidity.

Reclassifications

Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal 2000 presentation.

(3)      ACQUISITIONS AND DISPOSITIONS

DataBank International, Ltd.

As approved by the shareholders of the Company at a Special Shareholders Meeting on October 5, 1999, the Company acquired all of the outstanding stock of DataBank, a credit card processing company organized under the laws of St. Kitts. On that date the shareholders of DataBank were issued 16,600,000 shares of the Company's common stock valued at $88,195,800 (based on the quoted market price of the Company's common stock on the date the Company and DataBank entered into the merger agreement). If DataBank met certain performance criteria, as defined in the acquisition documents, the Company would be required to issue up to an additional 13,060,000 shares of common stock to the former shareholders of DataBank. The acquisition of DataBank has been accounted for as a purchase and the results of operations of DataBank are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $515,674 of cash, $411,313 of receivables, and $185,000 of equipment. Expenses incurred in connection with the acquisition were $87,577. Liabilities assumed consisted of $1,820,096 of accounts payable and accrued liabilities.

The excess of the purchase price over the estimated fair market value of the acquired net assets on October 5, 1999 of $88,991,486 has been recorded as goodwill and is being amortized over a period of 5 years.

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,060,000 contingent shares, in light of the achievement of performance criteria, with an approximate 12.5% discount in the number of shares to the former shareholders of DataBank. Therefore, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount has been recorded as goodwill and

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is being written off over 57 months beginning January 2000 (see Note 12). Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition (see Note 8). This additional amount has been recorded as an adjustment to goodwill and is being amortized over the remainder of the five year period.

MasterCoin

In April, 2000, the Company entered into agreements to purchase certain software, a merchant portfolio, and certain equipment from various entities referred to jointly as MasterCoin. The Company's Board of Directors approved a total purchase price of $2.9 million for all of the assets to be acquired with the assumption that Mr. James Egide, the then CEO and Chairman of the Company, would negotiate the acquisition and allocate the total price among the assets acquired.

The software, which will allow the Company to address the "Server Wallet" market opportunity, was acquired through a Software Purchase and Sales Agreement with MasterCoin, International, Inc. ("MCII") in exchange for $1,000,000 in cash. The Company acquired all rights to MCII's e-commerce and e-cash software.

The owners of MCII included Don Marshall, President and Director of the Company. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

Since the acquisition, the Company has invested an additional $165,000 to complete the development of the software. Management believes the potential market for the software is significant and intends to begin marketing the software during fiscal 2001. The cost of the software and additional development costs will be amortized over the life of the software which is estimated to be three years.

The merchant portfolio was acquired through a Portfolio Purchase and Sale Agreement with the Sellers who had developed and acquired the merchant portfolio of MasterCoin of Nevis, Inc. and MasterCoin Inc. in exchange for $700,000 in cash. The Company acquired all right, title and interest in and to the portfolio. The Company paid $400,000 at closing with the remaining $300,000 payable subject to the performance of the portfolio. The $300,000 is included in accrued liabilities in the accompanying June 30, 2000 balance sheet. The portfolio is currently generating revenues for the Company.

The Sellers included Don Marshall, President and Director of the Company, and a person who was hired by the Company in July, 2000. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

The cost of the portfolio is being amortized over twelve months, the estimated average service period for the merchants acquired.

The equipment was acquired through an Asset Purchase and Sale Agreement with MasterCoin, Inc., a Nevada corporation (MC) in exchange for $1,200,000 in cash. The Company acquired title to equipment located in St. Kitts, British West Indies consisting of computers, a satellite system, phone systems and leasehold improvements which the Company anticipated would be useful in exploiting the Server Wallet market opportunity referred to above. At the date of the transaction, Mr. James Egide, the former CEO and Chairman of the Company, was an officer and a shareholder in MC.

In the course of closing fiscal 2000 , the Company reviewed the value of the equipment and determined that through age and nonuse the book value of the assets was impaired. Upon assessing a current realizable value of $300,000, the Company wrote off the difference of $900,000 to expense. The remaining balance is being depreciated over three years.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Carib Commerce, Ltd.

Effective January 1, 2000, the Company acquired all of the outstanding stock of Carib Commerce, a sales and marketing organization. The shareholders of Carib Commerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition) and $150,000 in cash. The acquisition of Carib Commerce has been accounted for as a purchase and the results of operations of Carib Commerce are included in the accompanying consolidated financial statements since the date of acquisition. The Company did not receive any tangible assets and assumed no liabilities. The Company has employed two former shareholders of Carib Commerce without employment agreements. The Company was assigned a service agreement with a bank as a result of the acquisition. The term of the agreement is four years dating from August, 1999.

The purchase price of $4,987,800 has been recorded as an intangible asset and is being amortized over a period of 44 months, the remaining term of the service agreement. The service agreement will allow the Company to develop a processing program with the bank. As of the date of this report, the Company continues to pursue a business relationship with the bank. To date, no business has been conducted between the Company and the bank, however, management believes the amount paid for the agreement will be realized.

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

Upon consummation of the DCII acquisition, the Company immediately expensed $3,700,000 representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The in-process projects were focused on the continued development and evolution of internet e-commerce solutions including: the Company's payment processing suite and two virtual store projects (videos and books). The nature of these projects was to provide full service credit card clearing and merchant banking services over the Internet for businesses and financial institutions and to market software to help customers develop virtual stores on the Internet. When completed, the projects would enable the creation of any "virtual store" through a simplified interface.

As of the date of acquisition, DCII had invested $1,300,000 in the in-process projects identified above. The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that DCII had not completed a

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

During fiscal 2000 the Company incurred $2,078,184 of development expense. The expense related to the completion of the development of aforementioned products as well as to the integration of these products with the software acquired from SB.Com, Inc.

Management estimated that the projects were approximately 50% complete at the date of the acquisition given the nature of the achievements to date. These estimates were subject to change, given the uncertainties of the development process, and no assurance could be given that deviations from these estimates would not occur.

The net cash flows resulting from the projects underway at DCII, which were used to value the purchased research and development, were based on management's estimates of revenues, cost of revenues, research and development costs, selling, general, and administrative costs, and income taxes from such projects. These estimates assume that the revenue projections are based on the potential market size that the projects are addressing, the Company's ability to gain market share in these segments, and the life cycle of in-process technology.

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

The discount of the net cash flows to their present value is based on the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of the enterprise. The discount rates used to discount the net cash flows from the purchased in-process technology were 45% for DCII. This discount rate reflects the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which were unknown at the time.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. As discussed in Note 2, in connection with the acquisition of SB.com, the Company made loans of $500,000 each to four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, which was less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,851,240 and the $2,000,000 face value of the notes amounting to $148,760 has been recorded as additional purchase price.

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

The acquisition was accounted for as a purchase and the results of operations of Books Now are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $261 of cash, $21,882 of inventory and $50,000 of equipment. Liabilities assumed included $112,335 of notes payable, $24,404 of capital lease obligations and $239,668 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired assets of $616,764 was recorded as goodwill and was being amortized over a period of 5 years.
During fiscal 1999, the Company sold certain assets of Books Now to ClickSmart.com (see additional discussion below).

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In November 1998, the Company and Books Now's former owner reached a severance agreement, wherein, the former owner was to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria set forth in the acquisition documents, both the $81,000 of cash and the $1,051,558 of common stock were expensed as of the date of the severance agreement.

WeatherLabs, Inc.

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders were entitled to receive a total of 523,940 additional shares over the next 3 years based on the stock price of the Company's common stock, as defined, at the end of the Company's next 3 fiscal years. As of June 30, 1999, an additional 101,035 shares of common stock with a fair market value of $593,580 were issuable pursuant to the contingency provisions. As of June 30, 2000 no additional shares were issuable. Based on the stock price of the Company's common stock, as defined, at the end of fiscal year 2001, the shareholders may be entitled to receive up to a total of 187,600 shares of the Company's common stock.

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

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for fiscal 2000, 1999 and 1998 (assuming the acquisitions of, DataBank and Carib Commerce had occurred as of July 1, 1999, DCII, Access Services and SB.com had occurred as of July 1, 1998, and the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1997) are as follows:


                                                        2000                   1999                   1998
                                               ----------------------- ---------------------- ----------------------

         Revenues                                  $  29,362,355           $   4,469,570           $  1,197,451
         Loss from continuing operations             (33,273,587)            (17,715,597)            (5,704,701)
         Loss from continuing operations per
             share                                         (0.70)                  (0.89)                 (0.48)

Sisna, Inc.

On January 8, 1997, the Company completed the acquisition of Sisna pursuant to an Amended and Restated Agreement and Plan of Reorganization. Pursuant to the agreement, the Company issued 325,000 shares of its common stock valued at $2,232,961 in exchange for all of the issued and outstanding shares of Sisna.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In connection with the acquisition, the Company entered into 3-year employment agreements with four of Sisna's key employees and shareholders. The four employment agreements provided for aggregate base annual compensation of $280,000. The employment agreements also provided for aggregate bonuses of $500,000, which were paid as of the date of the acquisition. These bonuses were earned and expensed as the employees completed certain computer installations. The employment agreements also included noncompetition provisions for periods extending three years after the termination of employment with the Company.

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

The operations of Sisna have been reflected in the accompanying condensed consolidated financial statements from the acquisition date in January 1997 through the sale date in March 1998 as discontinued operations. The Sisna revenues were $555,686 during fiscal 1998.

Sale of Direct Mail Advertising Operations

In March 1998, the Company sold its direct mail advertising operations to Focus Direct, a Texas corporation. Pursuant to the asset purchase agreement, Focus Direct purchased all assets, properties, rights, claims and goodwill, of every kind, character and description, tangible and intangible, real and personal wherever located of the Company used in the Company's direct mail operations. Focus Direct also agreed to assume certain liabilities of the Company related to the direct mail advertising operations. Pursuant to the agreement, Focus Direct agreed to pay the Company $7,700,000 for the above described net assets. Focus Direct paid the Company $6,900,000 at closing and agreed to pay an additional $700,000 by June 30, 1999. The total purchase price was adjusted for the difference between the assets acquired and liabilities assumed at November 30, 1997 and those as of the date of closing. The remaining receivable of $700,000 was settled in full for $500,000.

This sale resulted in a pretax gain of $7,031,548. The purchaser acquired tangible assets consisting of approximately $495,000 of accounts receivable, $180,000 of inventory, $575,000 of furniture and equipment, and $10,000 of other assets, and assumed liabilities of approximately $590,000 of accounts payable and $320,000 of other accrued liabilities.

The direct mail advertising operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The direct mail advertising revenues during fiscal 1998 were $7,493,061 .

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sale of Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell a portion of its assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets primarily related to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out amounts of up to $500,000. The earn-out amounts are calculated as ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Gannaway purchased tangible assets of approximately $100,000 consisting primarily of computer and office equipment and assumed no liabilities. The operations of WorldNow through the date of the sale of the assets are reflected in the accompanying condensed consolidated financial statements in loss from continuing operations. The Company realized a pretax gain of $308,245 on the sale. Subsequent to the sale through June 30, 2000, the Company has not received any earn-out payments.

Sale of Certain Assets Related to Books Now and the Company's Videos Now Operations

Effective May 28, 1999, the Company entered into an Asset Purchase Agreement with ClickSmart, a new corporation formed for the purpose of combining the assets acquired from the Company with certain assets contributed by Video Direct Inc. Pursuant to the agreement, the Company exchanged certain assets for 19.9 % of the common stock of ClickSmart.com. The assets exchanged by the Company primarily related to the operations of Books Now and Videos Now and consisted of $57,183 of equipment, $52,204 of prepaid advertising and certain intangibles represented by goodwill of $442,020. ClickSmart did not assume any existing liabilities related to Books Now and Videos Now. The operations of Books Now and Videos Now were not generating positive cash flows prior to the exchange and the operations of Video Direct did not have any history of profitability. Due to these uncertainties with respect to the future cash flows and profitability of ClickSmart.com, at the time of the exchange management determined that the Company's investment in ClickSmart.com of $551,407 should be written off. Prior to the exchange, management was considering the termination of the Books Now and Videos Now operations.

As discussed in Note 2, in connection with the exchange the Company loaned ClickSmart.com $300,000 under a promissory note bearing interest at 8 percent and due in May of 2000.

In May 2000, Clicksmart.com was sold to Ubrandit.com ("UBI") for 300,000 shares of UBI, of which the Company received 100,000 shares. The UBI shares will be available for resale in May 2001. The Company has not recorded an asset relative to the shares as their value remains uncertain.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sale of WeatherLabs Operations

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark
Communications, Inc., formed for the purpose of acquiring assets from the Company. Pursuant to the agreement, the Company exchanged certain WeatherLabs-related assets for $3,383,000 in cash. The assets sold by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of equipment, and certain intangibles represented by goodwill of $1,189,057. Liabilities including $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,415,047 from this sale as discontinued operations during the year ended June 30, 2000. The WeatherLabs operations have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As a result of the February 1, 1999 amendment to the Marketing Agreement with AOL, the Company determined that the remaining balance of the AOL anchor tenant placement costs of $12,364,123, less $139,206 representing the fair market value of the permanent location on the shopping channel for eight months, should be written off. A portion of the write-off was offset by recording the return of the 601,610 shares of common stock, which had a fair market value of $4,234,675 as of the date the agreement was terminated, and by recording the cancellation of the warrants which had a recorded value of $2,519,106. This resulted in a net write-off of $5,471,135 during fiscal 1999.

(5)      SOFTWARE LICENSE AGREEMENT and Distribution Agreement

On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which is being used to enhance the Company's Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. Pursuant to the agreement, the Company agreed to pay ACI $5,941,218 during the life of the contract. The Company made a payment upon signing the contract of $591,218 and was scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company's common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement, which amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement. In July, 2000, TSAI exercised all of its warrants for a total exercise price of $5,200,000.

On March 31, 2000, the software license agreement was modified to grant the Company a non-transferable and non-exclusive license to use ACI's Base24(R) software in all international markets, as well as the United States, which was granted in the original contract. In exchange for this agreement the Company paid ACI $2,500,000 on April 15, 2000 and made a final payment of $2,500,000 on September 30, 2000.

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement ACI paid the Company a non-refundable deposit of $700,000. ACI will pay the Company license fees of 40% of the fees paid ACI until the Company receives $800,000, 35% of the fees paid ACI until the Company receives $1,500,000; and 30% of the fees paid ACI thereafter. On April 1, 2000, the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in annual installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under the agreement.

(6)      NOTES PAYABLE

Notes payable at June 30, 2000 and 1999 consist of an unsecured note due to a partnership bearing interest at 10% with principal and interest due on demand.

(7)      INCOME TAXES

The components of the net deferred income tax asset as of June 30, 2000 and 1999 are as follows:


                                                                               2000                     1999
                                                                       ---------------------- ----------------------
         Net operating loss carryforwards                                $      7,821,000       $      8,934,000
         Accrued liabilities                                                    1,519,000                180,000
         Receivable reserves and other                                            255,000                108,000
                                                                       ---------------------- ----------------------

                         Total deferred income tax assets                       9,595,000              9,222,000

         Valuation allowance                                                   (9,595,000)            (9,222,000)
                                                                       ---------------------- ----------------------

                         Net deferred income tax asset                   $             -        $             -
                                                                       ====================== ======================

As of June 30, 2000, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $20,860,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire begining in 2009.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No benefit for income taxes was recorded during fiscal 1999 . The income tax benefits recorded for fiscal 2000 and 1998 of $369,476 and $2,651,838, respectively, were limited to the income tax provisions recorded on income from discontinued operations. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, management has recorded a valuation allowance against the entire net deferred income tax asset.

(8)      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 2000 are as follows, net of sublease rentals:


                                                                      Minimum           Minimum
                                                                      Capital          Operating
                                                                       Lease             Lease
                                Year Ending June 30,                  Payments          Rentals
               -------------------------------------------------- ----------------- ----------------
                                 2001                              $    362,519      $      622,836
                                 2002                                    53,917             565,532
                                 2003                                    49,235             263,069
                                 2004                                     1,740             130,602
                                 2005                                         -              25,817

                                                                  ----------------- ----------------
                Total minimum lease payments                            467,411      $    1,607,856
                                                                                    ================
                Less amount representing interest                       (27,074)
                                                                  -----------------
                Present value of net minimum lease payments,
                    including current portion of $347,156
                                                                    $    440,337
                                                                  =================

The Company incurred rent expense of $816,242, $412,240 and $552,264 in connection with its operating leases in fiscal 2000, 1999 and 1998, respectively. Due to the sale of the Company's direct mail advertising operations and the Sisna Internet service operations during fiscal 1998, the Company vacated certain leased facilities. The Company accrued a liability for an estimated $544,000 of future rental payments for vacated facilities that would not be covered by subleases.

Purchase Commitment

On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services. This agreement was terminated and superceded by an agreement effective July 15, 1997. This agreement was amended further on February 28, 2000, reducing the commitment for the first two years of the agreement to actual expenditures and establishing the Company's commitment for the third and final year to a minimum usage of at least $240,000.

Bank Commitment

On June 6, 2000, the Company agreed to process not less than $20,000,000 per month of gross credit card transactions through the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") and to make a minimum deposit with the bank in the amount of $6,400,000, (see Note 2) maintain a 6 month rolling reserve of five percent on the gross amount of credit card transactions processed through

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SKNANB and pay SKNANB 50 basis points for all credit card settlements processed through SKNANB for the Company's merchants. This payment for basis points shall not be less than $50,000 per month for the six month period ending November 30, 2000 and not less than $100,000 per month thereafter. In exchange, SKNANB permits the Company's merchants to process their credit card transactions through SKNANB using their VISA and Mastercard facilities.

Legal Matters

The Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The following claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. The Company began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks. As of November 27, 2000, reserves held for EPS totaled approximately $5 million. The Company believes that adequate reserves are being held for all remaining chargebacks.

On November 15, 2000, the Company received a letter from an attorney representing EPS demanding payment of approximately $11 million which he claimed is the amount withheld from EPS. The Company does not believe that there is any validity to EPS's claim because all funds held are being held in reserve for chargebacks and the amounts are reasonable based upon the chargebacks that have been experienced to date.

Two additional merchants have made claims of approximately $600,000 to the Company regarding amounts they believe are owed them due to processing errors. The Company is working with these merchants to reconcile activity and resolve differences. Management believes that any amount ultimately owed these merchants will not be materially different than amounts currently recorded.

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and that audit continues today. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000 the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes that Bank's

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


claim regarding the $500,000 amount is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2001 and that no material adverse impact will result.

The Company has been advised by the United States Securities and Exchange Commission that it is conducting an informal review of the facts underlying the Internal Investigation discussed in Note 12. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing.

(9)      CAPITAL TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $10,000 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock. As of June 30, 2000 and 1999, 360 shares were designated as Series A convertible preferred stock and 720 shares were designated as Series B convertible preferred stock. The Company issued the 360 shares of Series A during the year ended June 30, 1999. The Series A and Series B preferred shares are identical and rank pari passu with regard to liquidation, and other preferential rights, except that the conversion price for the Series A is $4.50 per share of common stock and the conversion price for the Series B is $7.00 per share of common stock. The Series A and B preferred shares are senior in right of payment, whether upon liquidation, dissolution or otherwise, to any other class of equity securities of the Company.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended June 30, 1999, the Company issued 4,659,080, 2,840,000, and 300,000 shares of common stock to acquire DCII, Access Services, and SB.com, respectively. The Company issued 101,035 shares of common stock in connection with the acquisition of WeatherLabs and issued 205,182 shares of common stock in settlement with the former owners of Books Now.

During the year ended June 30, 1999, the Company issued 20,534 shares of common stock in connection with the @Home agreement and received back 601,610 shares of common stock in connection with the termination of the AOL Interactive Marketing Agreement.

During the year ended June 30, 2000, the Company issued 28,027,500 and 600,000 shares of common stock to acquire DataBank and Carib Commerce, respectively.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

The quoted market price of the Company's common stock on March 3, 1999 was $4.75 per share, which is greater than the $4.50 per share conversion price. The intrinsic value of the beneficial conversion feature of $200,000 has been reflected in the accompanying consolidated financial statements as a preferred stock dividend

The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of Series B Convertible Preferred Stock convertible into one share of the Company's common stock and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 130 consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit will be $7.70. The March Purchase Agreement terminates the commitment for Tranche B Units previously disclosed.

Issuance of Common Stock to Transaction Systems Architects, Inc.

On June 14, 1999, TSAI purchased 1,250,000 shares of the Company common stock and five- year warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. The exercise price of the warrants is the lower of $5.20 per share or the average per share market value for the five consecutive trading days with the lowest per share market value during the 22 trading days prior to December 14, 1999. On July 7, 2000 TSAI exercised their warrants and purchased 1,000,000 shares of the Company's common stock for $5.20 per share.

(10)     STOCK OPTIONS

The Company has established the Second Amended and Restated Incentive Plan (the "Option Plan") for employees and consultants. The Company's Board of Directors has from time to time authorized the grant of stock options outside of the Option Plan to directors, officers and key employees as compensation and in connection with obtaining financing and guarantees of loans. The following table summarizes the option activity outside of the Option Plan for the years ended June 30, 2000, 1999 and 1998.


                                                                  Options Outstanding

                                            ----------------------------------------------------------------
                                                 Number of                               Weighted Average
                                                  Shares             Price Range          Exercise Price
                                            -------------------- --------------------- ---------------------
Balance at June 30, 1997                           585,592        $    0.25-9.00                 $    5.38

  Granted                                          365,000             2.75-5.00                      3.06
  Expired or cancelled                            (305,000)            3.25-7.75                      6.43
  Exercised                                       (150,592)                 0.25                      0.25
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1998                           495,000             2.75-9.00                      4.58

  Granted                                          210,000             5.75-5.85                      5.79
  Expired or cancelled                            (125,000)                 9.00                      9.00
  Exercised                                       (345,000)            2.75-5.00                      2.95
                                             -------------------- --------------------- ---------------------



               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Options Outstanding
                                            ----------------------------------------------------------------
                                                 Number of                               Weighted Average
                                                  Shares             Price Range          Exercise Price
                                            -------------------- --------------------- ---------------------
Balance at June 30, 1999                           235,000            $5.00-5.85                    $ 5.71

  Granted                                          210,000             5.75-5.85                      5.82
  Expired or cancelled                            (235,000)            5.00-5.85                      5.71
  Exercised                                       (101,200)            5.75-5.85                      5.79
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                           108,800                 $5.85                    $ 5.85
                                            ====================

All of the above options have been granted with exercise prices equal to or greater than the intrinsic fair value of the Company's common stock on the dates of grant and accordingly no compensation expense has been recorded. During the year ended June 30, 1998, the Company decreased the option price to $2.75 per share for 315,000 of the options that had been previously granted at prices ranging from $3.25 to $7.75 per share and extended the exercise periods for certain of the options. As of June 30, 2000, the 108,800 outstanding options are exercisable and will expire, if not exercised, on June 29, 2004.

The Option Plan provides for the issuance of a maximum of 6,000,000 shares of common stock. The Option Plan is administered by the Board of Directors who designate option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisable for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 2000, 1999 and 1998 under the Option Plan.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Options Outstanding

                                            ----------------------------------------------------------------
                                                 Number of                               Weighted Average
                                                  Shares             Price Range          Exercise Price
                                            -------------------- --------------------- ---------------------
Balance at June 30, 1997                           839,223          $  0.50-9.00            $5.35

  Granted                                        1,215,000             2.75-7.75             3.50
  Expired or canceled                             (830,000)            0.50-7.75             6.02
  Exercised                                       (274,223)            0.50-3.38             1.83
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1998                           950,000             2.75-9.00             2.42

  Granted                                        1,462,500             4.00-7.38             5.42
  Expired or canceled                             (130,000)            4.00-6.63             4.37
  Exercised                                       (738,529)            2.75-4.00             2.87
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1999                         1,543,971             2.75-7.75             5.47

  Granted                                        3,482,500             4.81-9.63             6.40
  Expired or canceled                             (826,317)            2.75-9.50             6.52
  Exercised                                       (725,404)            2.75-9.50             5.24
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                         3,474,750          $  4.00-9.63            $6.20
                                            ==================== ===================== =====================

The weighted average fair value of options granted during the years ended June 30, 2000, 1999 and 1998 was $6.38, $5.47 and $3.40, respectively. A summary of the options outstanding and options exercisable at June 30, 2000 is as follows:


                          Options Outstanding                                    Options Exercisable
                                         Weighted

                                          Average                                               Weighted
Range of Exercise                        Remaining          Weighted                            Average
                          Options       Contractual         Average           Options           Exercise
      Prices            Outstanding        Life          Exercise Price     Exercisable          Price
    -----------          ---------       ---------          ------            ---------          -----
    4.00 - 5.00            654,250       4.6 years          $ 4.71              109,250          $4.21
    5.01 - 6.00          2,246,300       4.6 years            5.80            1,548,800           5.88
    6.01 - 7.00             77,500       3.7 years            6.34               64,168           6.35
    7.01 - 8.00            100,500       6.9 years            7.75              100,500           7.75
    8.01 - 9.63            505,000       4.6 years            9.51               64,500           9.54
    -----------          ---------       ---------          ------            ---------          -----

    4.00 - 9.50          3,583,550       4.6 years          $ 6.19            1,887,218          $6.02
                         =========                                            =========

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Compensation

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore the Company has determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the year ended June 30, 2000, the Company recorded $649,300 of compensation expense related to these variable awards.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 6.00, 5.50, and 5.50 percent in fiscal years 2000, 1999, and 1998, respectively, a dividend yield of 0 percent, volatility factors of the expected common stock price of 97.81, 187.91, and 88.91 percent, respectively, and weighted average expected lives ranging from one to nine years for the stock options. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 2000, 1999, and 1998:


                                                             2000                  1999                 1998
                                                     --------------------- --------------------- --------------------
         Net loss:
           As reported                                $    (34,252,108)     $    (21,564,713)     $     (1,124,636)
           Pro forma                                  $    (38,696,479)     $    (22,817,835)     $     (4,229,002)
         Net loss per share (basic and diluted):
           As reported                                $    (0.94)           $    (1.64)           $     (0.13)
           Pro forma                                  $    (1.06)           $    (1.74)           $     (0.50)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

(11)     RELATED-PARTY TRANSACTIONS

During the year ended June 30, 1997, the Company negotiated services and equipment purchase agreements with CasinoWorld Holdings, Ltd. and Barrons Online, Inc., companies in which one of the Company's directors and shareholders has an ownership interest. Under the agreements, the Company provided software development services, configured hardware and other computer equipment and related facilities amounting to $410,292. As of June 30, 1998, the Company had a receivable from these companies in the amount of $148,576. The Company had

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


agreed to repurchase shares of its common stock as settlement for the receivable. The receivable was settled during fiscal 1999 in exchange for shares of the Company's common stock.

During the year ended June 30, 2000, the Company acquired certain assets from the MasterCoin entities (see Note 3). These entitites were partially owned by shareholders and directors of the Company. Also as disclosed in Note 12, certain of the Company's officers and shareholders may have had conflicting, undisclosed interests in connection with the DataBank acquisition.

(12)     SUBSEQUENT EVENT - INTERNAL INVESTIGATION

During fiscal 2000, the Company received information indicating that its Chief Executive Officer and Chairman at the time, Mr. James Egide, may have had a conflicting, undisclosed, interest in DataBank at the time the Company acquired it. Specifically, there were two general allegations. First, it was alleged that he had been a part of a group that had acquired 75% of the stock of DataBank (the "Group DataBank Transaction") approximately 2 months before the Company entered into a letter of intent to acquire it. That earlier purchase was for 75% of DataBank at a purchase price of $6.2 million, while the Company's subsequent acquisition deemed fair and equitable at the time, was priced at 28,027,500 shares of the Company's common stock. Second, it was alleged that Mr. Egide did not adequately disclose to the Company his ownership position in DataBank at or prior to the time of the Company's acquisition of DataBank. The Company's Board of Directors formed a special committee of directors, each of whom had no involvement in the transaction themselves, to investigate these allegations; as finally constituted, that committee consisted of Mr. Ken Woolley and Mr. Greg Duman (the "Special Committee"). The Special Committee, in turn, retained Munger, Tolles & Olson LLP, as outside counsel to conduct an investigation into this matter (the "Internal Investigation").

During this period, Mr. Egide resigned first as Chief Executive Officer and, later, as a director and as Chairman of the Board of Directors. Additionally, some DataBank shareholders who had received shares of the Company pursuant to the DataBank acquisition returned some or all of the DCTI shares they had received, although they did not present the Company with any signed agreement or otherwise document any right of the Company to take action with respect to the returned shares. (Approximately 7.7 million DCTI shares were received by the Company in this fashion.) All of these facts were promptly disclosed by the Company in press releases as they occurred.

The investigation was conducted between August and October of 2000. In the process of conducting its investigation, the Special Committee's counsel retained private investigators, reviewed all relevant documents in the Company's possession and conducted interviews of some 11 individuals. On October 25, 2000, they released the "Summary and Conclusions" of their final report. (The Summary and Conclusions were released while the remainder of the report was in technical preparation and review in order to facilitate certain corporate plans, including consummation of settlement negotiations with certain individuals, and to permit the preparation of annual financial statements for submission to the Company's independent auditors, both of which were dependent to some degree upon the results of the report.)

The results of the investigation were inconclusive. Conflicting testimony was received as to the ownership of certain offshore entities, and dispositive evidence was not found. As to certain other factual questions, more subtle differences of interpretation were identified that could have had legal significance. For example, there were conflicting views as to whether the initial purchase of DataBank shares was made available to the Company. Moreover, there were significant uncertainties as to the legal effect of the different possible factual interpretations. In the view of counsel to the Special Committee, it was not fairly predictable what version of the facts a court would

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

find credible. Also, it was not clear what legal conclusions a court would reach, or what remedies it would find to be available and appropriate, even if the factual questions were not in dispute.

At approximately the time that the investigation was being completed, Mr. Woolley entered into discussions with certain of the stockholders who received DCTI shares in the DataBank acquisition. Ultimately, 7 stockholders agreed to return to the Company 8,637,622 DCTI shares in settlement of any claims by the Company of impropriety against them in connection with the transaction. These shares included the DCTI shares that had earlier been returned to the Company, but this time the Company's right to accept and cancel the shares was made clear. Also included in the returned shares were 1,120,000 shares returned by Mr. Don Marshall, the Company's President, and a former controlling shareholder of DataBank (before the Group DataBank Transaction). The Special Committee agreed that Mr. Marshall had no responsibility or liability with respect to any of the alleged improprieties, but he also agreed that, as the Company's President, and a former DataBank stockholder, he should not benefit through an increased percentage ownership in the Company from the return of stock by others from the DataBank transaction. Accordingly, his return of shares was designed to preserve, after the return of all the shares involved, his percentage interest in the Company at a level equal to what it was immediately before any such share returns. In the view of counsel to the Special Committee who had conducted the investigation, the settlement of claims in exchange for the return of shares was a favorable settlement for the Company in comparison to the certain expenses, and uncertain recoveries, that would have attended any litigation of the matter. After careful consideration of the final report of the Special Committee's counsel, the Company's Board of Directors continues to believe that the Company paid a fair price for DataBank.

The shares returned to the Company will be accounted for as a settlement of claims and credited to income at the time of settlement. Accordingly, during the second quarter of fiscal 2001, the Company will record a gain from settlement of approximately $ 25 million.

Additionally, as a result of the settlement and other factors, during the second quarter of fiscal 2001 (one year from the date of acquisition), the Company will assess the realizability of the goodwill recorded in connection with the DataBank acquisition. The potential impairment will be evaluated as discussed in
Note 2 by analyzing the future net cash flows to be generated by the acquired operations as compared to the net book value of the assets. Management currently expects that a significant impairment loss will be recorded in the second quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DIGITAL COURIER TECHNOLOGIES, INC.


Dated: December 7, 2000       By /s/ Kenneth M. Woolley
                                 ----------------------
                                     Kenneth M. Woolley
                                     Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                        Date
---------                            -----                        ----

/s/ Kenneth Woolley           Chairman of the              December 7, 2000
-------------------           Board of Directors
    Kenneth Woolley

/s/ Donald Marshall           Director and President       December 7, 2000
-------------------
Donald Marshall

/s/ Becky Takeda              Director and Chief           December 7, 2000
----------------              Operating Officer
    Becky Takeda

/s/ John Hanlon               Chief Financial Officer      December 7, 2000
---------------
    John Hanlon

/s/ Ken Nagel                 Director                     December 7, 2000
-------------
    Ken Nagel

/s/ Greg Duman                Director                     December 7, 2000
--------------
    Greg Duman

/s/ Glenn Hartman             Director                     December 7, 2000
-----------------
    Glenn Hartman