Form 10-Q
period 2000-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2000-12-08
CIK 774055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        --------------------     ---------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
                       ----------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                      87-0461856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                               84107
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

              (Registrant's telephone number, including area code)
                                 (801) 266-5390

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes               No     X
                                       --------------   ---------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 40,044,444 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of November 15, 2000.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                             September 30,               June 30,
                                                                2000                      2000
                                                            -------------            -------------
                                                             (Unaudited)
CURRENT ASSETS:
   Cash                                                     $  17,847,461            $   7,382,773
   Restricted cash                                              6,400,000                6,400,000
   Trade accounts receivable                                    2,636,057                2,693,663
   Deposit with payment processor                               2,538,888                2,500,000
   Receivable from payment processors                             817,610                5,314,655
   Current portion of prepaid software license                  2,153,856                2,153,856
   Prepaid expenses and other current assets                      796,886                  325,478
                                                            -------------            -------------

                Total current assets                           33,190,758               26,770,425
                                                            -------------            -------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                9,160,332                8,519,923
   Furniture, fixtures and leasehold improvements               1,253,827                1,204,231
                                                            -------------            -------------

                                                               10,414,159                9,724,154
   Less accumulated depreciation and amortization              (5,618,605)              (4,957,120)
                                                            -------------            -------------

                Net property and equipment                      4,795,554                4,767,034
                                                            -------------            -------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of
   $46,240,968 and $34,135,690, respectively

                                                              188,752,783              200,858,061
                                                            -------------            -------------

PREPAID SOFTWARE LICENSE, net of current portion                5,384,640                5,923,104
                                                            -------------            -------------

OTHER ASSETS                                                    2,442,833                2,849,139
                                                            -------------            -------------

                                                            $ 234,566,568            $ 241,167,763
                                                            =============            =============


     See accompanying notes to condensed consolidated financial statements.


                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                September 30,             June 30,
                                                                                    2000                   2000
                                                                                ------------            ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES:
   Notes payable                                                               $   1,150,000           $   1,150,000
   Current portion of capital lease obligations                                       59,064                 347,156
   Accounts payable                                                                2,698,536               4,368,653
   Settlements due to merchants                                                    5,271,444               1,497,024
   Merchant reserves                                                              15,719,004              14,317,435
   Software license payable                                                             --                 2,500,000
   Accrued merchant payable                                                        1,341,598               2,122,265
   Accrued chargebacks                                                             2,285,663               1,835,124
   Deferred revenue                                                                1,116,776                 231,776
   Other accrued liabilities                                                       1,220,969               1,119,977
                                                                                ------------            ------------

                Total current liabilities                                         30,863,054              29,489,410
                                                                                ------------            ------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                     80,651                  93,181
                                                                                ------------            ------------
STOCKHOLDERS' EQUITY:
Preferred stock, 2,500,000 shares
  authorized; 360 shares of Series A
  convertible issued and outstanding                                               3,600,000               3,600,000
Common stock, $.0001 par value; 75,000,000
  shares authorized, 48,682,066
  and 47,682,066 shares
  outstanding, respectively
                                                                                       4,868                   4,768
Additional paid-in capital                                                       281,568,740             277,018,140
Warrants outstanding                                                               1,363,100               1,363,100
 Subscriptions receivable                                                            (12,000)                (12,000)
Accumulated deficit                                                              (82,901,845)            (70,388,836)
                                                                                 ------------            ------------

             Total stockholders' equity                                          203,622,863             211,585,172
                                                                                 ------------            ------------

                                                                               $ 234,566,568           $ 241,167,763
                                                                                ============            ============

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                       1999
                                                                                   ------------               ------------
REVENUES                                                                           $  9,495,909               $  2,832,929

COST OF REVENUES                                                                      6,153,625                  1,346,794
                                                                                   ------------               ------------

                Gross margin                                                          3,342,284                  1,486,135
                                                                                   ------------               ------------

OPERATING EXPENSES:
   Depreciation and amortization                                                     12,941,662                  1,971,512
   General and administrative                                                         2,369,138                    876,473
   Selling                                                                              780,104                    602,717
   Research and development                                                             444,948                    576,219
   Non-cash (income) expense related to the issuance
     of stock and stock options                                                        (649,300)                     7,293
                                                                                   ------------               ------------

                Total operating expenses                                             15,886,552                  4,034,214
                                                                                   ------------               ------------

OPERATING LOSS                                                                      (12,544,268)                (2,548,079)
                                                                                   ------------               ------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                             83,016                     75,834
   Interest and other expense                                                           (51,757)                  (139,174)
                                                                                   ------------               ------------

                Other income (expense), net                                              31,259                    (63,340)
                                                                                   ------------               ------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                (12,513,009)                (2,611,419)

INCOME TAX BENEFIT                                                                         --                         --
                                                                                   ------------               ------------

LOSS FROM CONTINUING OPERATIONS                                                     (12,513,009)                (2,611,419)
                                                                                   ------------               ------------


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Continued)
                                   (Unaudited)

                                                           2000                      1999
                                                       ------------             ------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
    WeatherLabs operations                             $       --               $   (305,711)
                                                       ------------             ------------

LOSS FROM DISCONTINUED OPERATIONS                              --                   (305,711)
                                                       ------------             ------------

NET LOSS                                               $(12,513,009)            $ (2,917,130)
                                                       ------------             ------------
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
   Loss from continuing operations                     $      (0.26)            $      (0.14)
   Loss from discontinued operations                           --                      (0.02)
   Net Loss                                            $      (0.26)            $      (0.16)
                                                       ============             ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                   48,399,457               18,557,499
                                                       ============             ============


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                            2000                   1999
                                                        ------------           ------------
NET LOSS                                               $(12,513,009)          $ (2,917,130)

OTHER COMPREHENSIVE INCOME, net of tax

     Unrealized holding gains arising
     during the period on available
     for sale securities                                       --                2,341,620
                                                       ------------           ------------

COMPREHENSIVE LOSS                                     $(12,513,009)          $   (575,510)
                                                       ------------           ------------


      See accompanying notes to condensed consolidated financial statements


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                          2000                    1999
                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(12,513,009)          $ (2,917,130)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                     12,941,662              1,971,512
       Non-cash (income) expense related to the
       issuance of stock and stock options
                                                                           (649,300)                 7,292
       Changes in operating assets and
         liabilities, net of effect of
         acquisitions and dispositions-
         Receivable from payment processors                               4,497,045                   --
         Trade accounts receivable                                           57,606               (666,348)
         Deposit with payment processor                                     (38,888)                  --
         Prepaid expenses and other current assets                         (471,407)                41,502
         Prepaid software license                                           538,464                225,864
         Notes receivable                                                   (18,594)                  --
         Net current assets of discontinued operations                         --                  (55,788)
         Other assets                                                       231,406                 49,663
         Accounts payable                                                (1,670,118)               163,931
         Settlements due to merchants                                     3,774,420                   --
         Merchant reserves                                                1,401,569                   --
         Software license payable                                        (2,500,000)                  --
         Accrued merchant payable                                          (780,667)                  --
         Accrued chargebacks                                                450,539                   --
         Deferred revenue`                                                  885,000                950,680
         Other accrued liabilities                                          100,992                 41,602
                                                                       ------------           ------------
         Net cash provided by (used in) operating activities
                                                                          6,255,314               (187,220)
                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (690,004)               (62,397)
   Decrease in net non-current
            assets of discontinued operations                                  --                  144,281
                                                                       ------------           ------------
          Net cash (used in) provided by investing activities
                                                                           (690,004)                81,884
                                                                       ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                         (300,622)              (256,831)
   Principal payments on borrowings                                            --                 (207,272)
   Proceeds from issuance of common
       stock from exercise of warrants                                    5,200,000                   --
                                                                       ------------           ------------
         Net cash provided by (used in) financing activities              4,899,378               (464,103)
                                                                       ------------           ------------

NET INCREASE (DECREASE) IN CASH                                          10,464,688               (569,439)
CASH AT BEGINNING OF PERIOD                                               7,382,773              2,381,356
                                                                       ------------           ------------
CASH AT END OF PERIOD                                                  $ 17,847,461           $  1,811,917
                                                                       ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                              $     13,341           $    115,689


     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of September 30, 2000 and for the three months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

DataBank International, Ltd.

As approved by the shareholders of the Company at a Special Shareholders Meeting on October 5, 1999, the Company acquired all of the outstanding stock of DataBank, a credit card processing company organized under the laws of St. Kitts. On that date the shareholders of DataBank were issued 16,600,000 shares of the Company's common stock valued at $88,195,800 (based on the quoted market price of the Company's common stock on the date the Company and DataBank entered into the merger agreement). If DataBank met certain performance criteria, as defined in the acquisition documents, the Company would be required to issue up to an additional 13,060,000 shares of common stock to the former shareholders of DataBank. The acquisition of DataBank has been accounted for as a purchase and the results of operations of DataBank are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $515,674 of cash, $411,313 of receivables, and $185,000 of equipment. Expenses incurred in connection with the acquisition were $87,577. Liabilities assumed consisted of $1,820,096 of accounts payable and accrued liabilities.

The excess of the purchase price over the estimated fair market value of the acquired net assets on October 5, 1999 of $88,991,486 has been recorded as goodwill and is being amortized over a period of 5 years.

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,060,000 contingent shares, in light of the achievement of performance criteria, with an approximate 12.5% discount in the number of shares to the former shareholders of DataBank. Therefore, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount has been recorded as goodwill and is being written off over 57 months beginning January 2000 (see Note 5).

Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition (see Note 4). This additional amount has been recorded as an adjustment to goodwill and is being amortized over the remainder of the five year period.

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

The equipment was acquired through an Asset Purchase and Sale Agreement with MasterCoin, Inc., a Nevada corporation (MC) in exchange for $1,200,000 in cash. The Company acquired title to equipment located in St. Kitts, British West

Indies, consisting of computers, a satellite system, phone systems and leasehold improvements which the Company anticipated would be useful in exploiting the Server Wallet market opportunity referred to above. At the date of the transaction, Mr. James Egide, the former CEO and Chairman of the Company, was a shareholder in MC.

In the course of closing fiscal 2000 , the Company reviewed the value of the equipment and determined that through age and non-use the book value of the assets was impaired. Upon assessing a current realizable value of $300,000, the Company wrote off the difference of $900,000 to expense. The remaining balance is being depreciated over three years.

Carib Commerce, Ltd.

Effective January 1, 2000, the Company acquired all of the outstanding stock of Carib Commerce, a sales and marketing organization. The shareholders of Carib Commerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition) and $150,000 in cash. The acquisition of Carib Commerce has been accounted for as a purchase and the results of operations of Carib Commerce are included in the accompanying condensed consolidated financial statements since the date of acquisition. The Company did not receive any tangible assets and assumed no liabilities. The Company has employed two former shareholders of Carib Commerce without employment agreements. The Company was assigned a service agreement with a bank as a result of the acquisition. The term of the agreement is four years dating from August, 1999.

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

During fiscal 2000, the Company incurred $2,078,184 of development expense. The expense related to the completion of the development of the aforementioned products as well as to the integration of these products with the software acquired from SB.Com.

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

Access Services, Inc.

Effective April 1, 1999, the Company acquired all of the outstanding stock of Access Services, a credit card processing company. The shareholders of Access Services were issued 300,000 shares of the Company's common stock valued at $1,631,400 (based on the quoted market price of the Company's common stock on the date of the acquisition), $75,000 in cash and warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share valued at $440,000. The acquisition of Access Services has been accounted for as a purchase and the results of operations of Access Services are included in the accompanying condensed consolidated financial statements since the date of acquisition. The tangible assets acquired included $97,999 of cash, $110,469 of accounts receivable, $25,939 of equipment and $2,780 of deposits. Liabilities assumed consisted of $264,794 of accounts payable and accrued liabilities and $10,100 of notes payable.

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

Sale of Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell a portion of its assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets primarily related to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out amounts of up to $500,000. The earn-out amounts are calculated as ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Gannaway purchased tangible assets of approximately $100,000 consisting primarily of computer and office equipment and assumed no liabilities. The operations of WorldNow through the date of the sale of the assets are reflected in the accompanying condensed consolidated financial statements in loss from continuing operations. The Company realized a pretax gain of $308,245 on the sale. Subsequent to the sale through September 30, 2000, the Company has not received any earn-out payments.

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

Options to purchase 4,047,691 and 1,646,305 shares of common stock at weighted average exercise prices of $5.75 and $5.56 per share as of September 30, 2000 and 1999, respectively, warrants to purchase 1,990,000 and 3,015,000 shares of common stock at weighted average exercise prices of $7.20 and $6.50 per share as of September 30, 2000 and 1999, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at September 30, 2000 and 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of September 30, 2000, the Company has agreed to issue up to an additional 187,600 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and that audit continues today. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000 the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes that the Bank's claim regarding the $500,000 amount is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2001 and that no material adverse impact will result.

The Company has been advised by the United States Securities and Exchange Commission that it is conducting an informal review of the facts underlying the Internal Investigation discussed in Note 5. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing.

NOTE 5 - SUBSEQUENT EVENT - INTERNAL INVESTIGATION

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

Additionally, as a result of the settlement and other factors, during the second quarter of fiscal 2001 (one year from the date of acquisition), the Company will assess the realizability of the goodwill recorded in connection with the DataBank acquisition. The potential impairment will be evaluated by analyzing the future net cash flows to be generated by the acquired operations as compared to the net book value of the assets. Management currently expects that a significant impairment loss will be recorded in the second quarter of fiscal 2001.

NOTE 6 - ISSUANCE OF COMMON STOCK TO TRANSACTION SYSTEMS ARCHITECTS, INC.

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

NOTE 7 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore during fiscal 2000, the Company determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the three months ended September 30, 2000, the Company recorded $649,300 of non-cash income related to these variable awards as a result of a decrease in the price of the Company's common stock since June 30, 2000.

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

Books Now Acquisition and Divestiture. In January 1998, the Company acquired all of the outstanding stock of Books Now, Inc. ("Books Now") a book reseller, in exchange for a maximum of 362,500 shares of the Company's common stock. One hundred thousand shares of the Company's common stock valued at $312,500 were issued at closing and 262,500 shares of the Company's common stock were subject to a three-year earn-out contingency based upon achieving certain financial performance objectives. The fair market value of the common shares issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. Books Now's results of operations prior to its divestiture are included in the accompanying condensed consolidated statements of operations since the date of acquisition.

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

WeatherLabs Acquisition and Divestiture. In May 1998, the Company acquired all of the outstanding stock of WeatherLabs, Inc. ("WeatherLabs"), a provider of weather and weather-related information and products on the Internet, in exchange for up to 777,220 shares of the Company's common stock. At closing 253,260 shares of the Company's common stock were issued valued at $762,503, and an additional 523,960 shares of the Company's common stock were issuable based upon the price of the Company's common stock over the next three years. The fair market value of the shares of the Company's common stock issued was determined to be the quoted market price on the date of acquisition. The acquisition was accounted for as a purchase. The results of operations of WeatherLabs prior to its divestiture are included in the accompanying condensed consolidated financial statements from the date of acquisition.

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc., formed for the purpose of acquiring and combining the WeatherLabs assets acquired from the Company. Pursuant to the agreement, the Company exchanged certain net WeatherLabs assets for $3,383,000 in cash. The assets exchanged by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of net equipment, and certain intangibles represented by net goodwill of $1,189,057 and liabilities consisting of $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,415,047 from this sale as discontinued operations during fiscal 2000.

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

DataBank Acquisition. In October 1999, the Company acquired all of the outstanding stock of DataBank International, Ltd. ("DataBank"), a credit card processing company, in exchange for 16,600,000 shares of the Company's common stock valued at $88,195,800, the quoted market price of the common shares issued on the date of acquisition and 13,060,000 contingent shares based on future performance criteria. In January 2000, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250, the quoted market price of the common shares issued on the date that the Board of Directors elected to issue the contingent shares. The number of additional shares issued was based on the original contingent shares discounted by 12.5%.

The Company recently completed an Internal Investigation related to the Company's acquisition of DataBank. As a result of the investigation, negotiations with certain individuals resulted in the return of 8,637,622 shares of the Company's common stock (see Note 5).

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

Results of Operations

Three months ended September 30, 2000 compared with three months ended September 30, 1999.

Revenue

Revenue for the three months ended September 30, 2000 was $9,495,909 as compared to $2,832,929 for the three months ended September 30, 1999. During the three months ended September 30, 2000, payment processing revenues were $9,180,909 and revenues earned under a software distribution agreement were $315,000. Additionally, during the quarter ended September 30, 2000, the Company recorded $709,620 of revenues related to fees earned on the processing of chargebacks. The Company does not expect the same volume of chargeback revenues in future periods. During the three months ended September 30, 1999, payment processing revenues were $2,788,631 and technical support revenues were $44,298. The increase in revenues in the quarter ended September 30, 2000 was due to the acquisitions discussed previously.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2000 were $6,153,625 or 64.8% of revenue. Cost of revenue for the three months ended September 30, 1999 were $1,346,794 or 47.5% of revenue. Cost of revenue was 63.9% of revenue for the twelve months ended June 30, 2000. The comparison of cost of revenue as a percentage of revenue should be considered in light of the acquisitions discussed previously.

Operating Expenses

Depreciation and amortization expense increased 556.4% to $12,941,662 during the three months ended September 30, 2000 from $1,971,512 during the three months ended September 30, 1999. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to the acquired companies discussed earlier.

General and administrative expense increased 170.3% to $2,369,138 during the three months ended September 30, 2000 from $876,473 during the three months ended September 30, 1999. The increase in general and administrative expense was due to the addition of administrative and support staff and facilities costs associated with the acquisitions.

Selling expense increased 29.4% to $780,104 during the three months ended September 30, 2000 from $602,717 during the three months ended September 30, 1999. The increase in selling expense is attributable to selling expense related to the Company's payment processing operations.

Research and development expense decreased to $444,948 during the three months ended September 30, 2000 from $576,219 during the three months ended September 30, 1999. The decrease in research and development costs is due to the reduction in levels of support required in the development of our payment processing software.

During the three months ended September 30, 2000 the non-cash compensation adjustment associated with the Company's variable option plan generated a credit of $649,300 as all outstanding options had exercise prices greater than the quoted stock price on September 30, 2000. During the three months ended September 30, 1999 the Company incurred non-cash compensation costs of $7,293 in connection with the cashless exercise of stock options.

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

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company's common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement, which amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying condensed consolidated financial statements and are being expensed ratably over the term of the agreement. In July, 2000, TSAI exercised all of its warrants for a total exercise price of $5,200,000.

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

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000. ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until; the Company receives
$1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under these agreements.

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

Operating activities provided $6,255,314 of cash during the three months ended September 30, 2000 compared to using $187,220 of cash during the three months ended September 30, 1999.

During the three months ended September 30, 2000, the Company used $251,906 of cash in its operations excluding non-cash expenses and credits and changes in operating assets and liabilities. The Company converted a receivable from its merchant processor to cash equal to $4,497,045 and increased its settlement obligations due to merchants by $3,774,420. Net of changes in operating assets and liabilities, the Company generated $6,255,314 of cash in its operating activities in the three months ended September 30, 2000.

During the three months ended September 30, 1999, the Company used $187,220 of cash in its operating activities.

Net cash used in investing activities was $690,004 as the Company upgraded and built redundancy in its computer facilities in the three months ended September 30, 2000. In the three months ended September 30, 1999 the Company generated $81,884 in investing activities from a decrease in net non-current assets of discontinued operations

The Company generated $4,899,378 in cash from financing activities in the quarter ended September 30, 2000, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 and the Company paid $300,422 under capital lease obligations. In the comparable period in 1999, the Company used $464,103 in financing activities as it paid interest and principal on leases and borrowings.

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

                                    DIGITAL COURIER TECHNOLOGIES, INC.

Date: December 8, 2000              By: /s/ Kenneth M. Woolley
                                        ----------------------
                                            Kenneth M. Woolley
                                            Chairman