Form 10-Q
period 2000-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2001-02-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000
                                        -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    ----------


                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
                       ----------------------------------
             (exact name of registrant as specified in its charter)


         Delaware                                       87-0461856
         --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South
Suite 220

Salt Lake City, UT                                                      84107
------------------                                                      -----
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

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                     ASSETS


                                                                           December 31,       June 30,
                                                                              2000              2000
                                                                          -------------    -------------
CURRENT ASSETS:
   Cash                                                                   $  15,032,517    $   7,382,773
   Restricted Cash                                                            6,400,000        6,400,000
   Receivable from payment services processor                                 1,421,938        5,314,655
   Deposit with payment processor                                             2,022,065        2,500,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $681,000 and $681,000 respectively                                       3,844,661        2,693,663
   Prepaid software license                                                   2,153,856        2,153,856
   Prepaid expenses and other current assets                                    857,173          325,478
                                                                          -------------    -------------

                Total current assets                                         31,732,210       26,770,425
                                                                          -------------    -------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                              9,281,870        8,519,923
   Furniture, fixtures and leasehold improvements                             1,268,943        1,204,231
                                                                          -------------    -------------

                                                                             10,550,813        9,724,154
   Less accumulated depreciation and amortization                            (6,276,285)      (4,957,120)
                                                                          -------------    -------------

                Net property and equipment                                    4,274,528        4,767,034
                                                                          -------------    -------------

GOODWILL, net of accumulated amortization of $58,346,245 and
   $34,135,690, respectively                                                 34,647,506      200,858,061
                                                                          -------------    -------------

PREPAID SOFTWARE LICENSE, net of current portion                              4,846,176        5,923,104
                                                                          -------------    -------------

OTHER ASSETS                                                                  2,202,202        2,849,139
                                                                          -------------    -------------

                                                                          $  77,702,622    $ 241,167,763
                                                                          =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        December 31,       June 30,
                                                            2000             2000
                                                       -------------    -------------
CURRENT LIABILITIES:
   Notes payable                                       $   1,150,000    $   1,150,000
   Current portion of capital lease obligations               59,608          347,156
   Accounts payable                                        2,703,031        4,368,653
   Settlements due to merchants                            3,959,513        1,497,024
   Merchant reserves                                      16,528,945       14,317,435
   Software license payable                                     --          2,500,000
   Accrued merchant payable                                1,065,633        2,122,265
   Accrued chargebacks                                     1,262,648        1,835,124
   Due to processor                                        1,322,798             --
   Deferred revenue                                          801,776          231,776
   Other accrued liabilities                               1,788,925        1,119,977
                                                       -------------    -------------

                Total current liabilities                 30,642,877       29,489,410
                                                       -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion             65,204           93,181
                                                       -------------    -------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized;
     360 shares of Series A convertible issued and
     outstanding                                           3,600,000        3,600,000
   Common stock, $.0001 par value; 75,000,000 shares
     authorized, 40,044,444 and 47,682,066 shares
     outstanding, respectively                                 4,005            4,768
   Additional paid-in capital                            278,460,060      277,018,140
   Warrants outstanding                                    1,363,100        1,363,100
   Stock subscription receivable                             (12,000)         (12,000)
   Accumulated deficit                                  (236,420,624)     (70,388,836)
                                                       -------------    -------------

                Total stockholders' equity                46,994,541      211,585,172
                                                       -------------    -------------

                                                       $  77,702,622    $ 241,167,763
                                                       =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                            2000             1999
                                                       -------------    -------------
REVENUE                                                $   9,137,924    $   6,157,954

COST OF REVENUE                                            6,198,506        3,434,725
                                                       -------------    -------------

                Gross margin                               2,939,418        2,723,229
                                                       -------------    -------------

OPERATING EXPENSES:
   Depreciation and amortization                          13,489,448        6,478,108
   Impairment writedown of goodwill                      142,000,000             --
   General and administrative                              2,824,216        1,720,019
   Non-cash expense related to the issuance of stock
     and stock options                                          --            181,475
   Selling                                                   548,798          916,969
   Research and development                                  513,257          696,839
   Chargebacks                                               249,000        2,884,247
                                                       -------------    -------------

                Total operating expenses                 159,624,719       12,877,657
                                                       -------------    -------------

OPERATING LOSS                                          (156,685,301)     (10,154,428)
                                                       -------------    -------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                         3,109,544             --
   Interest and other income                                  91,726           70,209
   Interest and other expense                                (34,749)        (111,197)
                                                       -------------    -------------

                Net other income (expense)                 3,166,521          (40,988)
                                                       -------------    -------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS    (153,518,780)     (10,195,416)

INCOME TAX BENEFIT                                              --            413,957
                                                       -------------    -------------

LOSS FROM CONTINUING OPERATIONS                         (153,518,780)      (9,781,459)
                                                       -------------    -------------

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999 (Continued)
                                   (Unaudited)


                                                             2000             1999
                                                        -------------    -------------
DISCONTINUED OPERATIONS:

   Loss from operations of discontinued WeatherLabs
     operations, net of income tax benefit of $46,526   $        --      $     (77,542)
   Gain on sale of WeatherLabs operations, net of
     income tax provision of $460,483                            --            767,472
                                                        -------------    -------------

INCOME FROM DISCONTINUED OPERATIONS                              --            689,930
                                                        -------------    -------------

NET LOSS                                                 (153,518,780)   $  (9,091,529)
                                                        =============    =============

NET LOSS PER COMMON SHARE:

     Basic and Diluted                                  $       (3.64)   $       (0.26)
                                                        =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                     42,164,840       35,183,224
                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                        2000            1999
                                                   -------------    -------------
NET LOSS                                           $(153,518,780)   $  (9,091,529)

OTHER COMPREHENSIVE INCOME, net of tax

     Unrealized holding gains arising during the
      period on available securities                        --          7,001,714
                                                   -------------    -------------

COMPREHENSIVE LOSS                                 $(153,518,780)   $  (2,089,815)
                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                              -------------    -------------
REVENUE                                       $  18,633,834    $   8,990,883

COST OF REVENUE                                  12,352,131        4,781,519
                                              -------------    -------------

                Gross margin                      6,281,703        4,209,364
                                              -------------    -------------

OPERATING EXPENSES:
   Depreciation and amortization                 26,935,446        8,449,620
   Impairment writedown of goodwill             142,000,000             --
   General and administrative                     5,040,654        2,596,492
   Non-cash (income) expense related to the
    issuance of stock and stock options            (649,300)         188,768
   Selling                                          986,931        1,519,686
   Research and development                         958,205        1,273,058
   Chargebacks                                      249,000        2,884,247
                                              -------------    -------------

                Total operating expenses        175,520,936       16,911,871
                                              -------------    -------------

OPERATING LOSS                                 (169,239,233)     (12,702,507)
                                              -------------    -------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                3,109,544             --
   Interest and other income                        174,188          146,043
   Net loss on sale of assets                       (15,383)            --
   Interest and other expense                       (60,904)        (250,371)
                                              -------------    -------------

                Net other income (expense)        3,207,445         (104,328)
                                              -------------    -------------

LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                      (166,031,788)     (12,806,834)

INCOME TAX BENEFIT                                     --            299,316
                                              -------------    -------------

LOSS FROM CONTINUING OPERATIONS                (166,031,788)     (12,507,519)
                                              -------------    -------------

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (Continued)
                                   (Unaudited)


                                                                2000             1999
                                                         -----------------   ------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs
     operations, net of income tax benefit of $161,167   $            --     $   (268,612)
   Gain on sale of WeatherLabs operations, net of
     income tax provision of $460,483                                 --          767,472
                                                         -----------------   ------------

INCOME FROM DISCONTINUED OPERATIONS                                   --          498,860
                                                         -----------------   ------------

NET LOSS                                                 $    (166,031,788)  $(12,008,659)
                                                         =================   ============

NET LOSS PER COMMON SHARE:

     Basic and Diluted                                   $           (3.67)  $      (0.45)
                                                         =================   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                          45,282,149     26,509,492
                                                         =================   ============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                        2000             1999
                                                   -------------    -------------
NET LOSS                                           $(166,031,788)   $ (12,008,659)

OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding gains arising during the
       period on available securities                       --          9,343,334
                                                   -------------    -------------

COMPREHENSIVE LOSS                                 $(166,031,788)   $  (2,665,325)
                                                   =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)

                           Increase (Decrease) in Cash


                                                                                 2000            1999
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $(166,031,788)   $ (12,008,659)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           26,935,446        8,449,620
       Loss from impairment writedown of goodwill                             142,000,000             --
       Gain on return of common shares                                         (3,109,544)            --
       Compensation (income) expense related to cashless exercise of
         stock options                                                           (649,300)         188,768
       Gain on sale of Weatherlabs operations                                        --         (1,227,954)
       Loss on disposition of equipment                                            15,383             --
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Trade accounts receivable                                          (1,150,998)        (330,813)
            Receivable from payment services processor                          3,892,717       (2,385,072)
            Other receivables                                                     477,935          300,000
            Receivable from officer                                                  --             56,000
            Deferred revenue                                                      570,000             --
            Prepaid software license                                                 --            451,728
            Prepaid expenses and other current assets                            (531,695)          71,273
            Net current assets of discontinued operations                            --           (550,947)
            Other assets                                                          329,356          (84,981)
            Accounts payable                                                   (1,665,621)      (1,043,534)
            Settlements due to merchants                                        2,462,489        6,383,062
            Merchant reserves                                                   2,211,510        2,165,255
            Due to payment processor                                            1,322,798             --
            Accrued chargebacks                                                  (572,476)       1,797,906
            Accrued liabilities                                                (2,887,684)            --
            Other liabilities                                                        --            717,940
                                                                            -------------    -------------

                Net cash provided by operating activities                       3,618,528        2,949,592
                                                                            -------------    -------------

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (Continued)
                                   (Unaudited)

                           Increase (Decrease) in Cash


                                                                              2000            1999
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from the sale of WeatherLabs operations                   $       --      $  3,383,000
   Net cash acquired in acquisition                                               --           428,096
   Purchase of property and equipment                                         (855,802)       (403,737)
   Decrease in net long-term assets of discontinued operations                    --           670,300
   Proceeds from sale of equipment                                               2,543            --
                                                                          ------------    ------------

                Net cash provided by (used in) investing activities           (853,259)      4,077,659
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of warrants      5,200,000          23,952
   Principal payments on capital lease obligations                            (315,525)       (531,197)
   Principal payments on borrowings                                               --          (207,272)
                                                                          ------------    ------------

                Net cash provided by (used in) financing activities          4,884,475        (714,517)
                                                                          ------------    ------------

NET INCREASE IN CASH                                                         7,649,744       6,312,732
CASH AT BEGINNING OF PERIOD                                                  7,382,773       2,381,356
                                                                          ------------    ------------

CASH AT END OF PERIOD                                                     $ 15,032,517    $  8,694,090
                                                                          ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                 $     76,287    $    180,102

          See accompanying notes to consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of December 31, 2000 and for the three and six months ended December 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

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

The excess of the purchase price over the estimated fair market value of the acquired net assets on October 5, 1999 of $88,991,486 was recorded as goodwill and was being amortized over a period of 5 years.

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,060,000 contingent shares, in light of the achievement of performance criteria, with an approximate 12.5% discount in the number of shares to the

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

former shareholders of DataBank. Therefore, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount was recorded as goodwill and was being amortized over 57 months beginning January 2000 (see Note 5).

Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition (see Note 4). This additional amount has been recorded as an adjustment to goodwill and is being amortized over the remainder of the five year period.

During  the  quarter  ended  December  31,  2000,   the  Company   assessed  the
realizability of the recorded goodwill and, as described further in Note 8, $142,000,000 of goodwill was written off as impaired.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Sale of WeatherLabs Operations

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark
Communications, Inc., formed for the purpose of acquiring assets from the Company. Pursuant to the agreement, the Company exchanged certain WeatherLabs-related assets for $3,383,000 in cash. The assets sold by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of equipment, and certain intangibles represented by goodwill of $1,189,057. Liabilities including $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting pretax gain of $1,415,047 from this sale as discontinued operations during the year ended June 30, 2000. The WeatherLabs operations have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

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

Options to purchase 4,047,691 and 1,646,305 shares of common stock at weighted average exercise prices of $5.75 and $5.56 per share as of December 31, 2000 and 1999, respectively, warrants to purchase 1,990,000 and 3,015,000 shares of common stock at weighted average exercise prices of $7.20 and $6.50 per share as of December 31, 2000 and 1999, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at December 31, 2000 and 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of December 31, 2000, the Company has agreed to issue up to an additional 187,600 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Bank Commitment

On June 6, 2000, the Company entered into an agreement with the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") whereby the Company would provide SKNANB with services relating to credit card processing. These services include fraud screening, pre- and post- authorization, fraud and loss prevention, technical services and the right to refer merchants to be considered by SKNANB for inclusion in their processing program. The Company is required to maintain a

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

security deposit with SKNANB in the amount of $6,400,000. SKNANB collects 50 basis points for all credit card settlements processed through SKNANB. This payment for basis points shall not be less than $50,000 per month for the six month period ended November 30, 2000 and not less than $100,000 per month thereafter.

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

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the present management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI. As of February 5, 2001, reserves held for EPS totaled approximately $5 million. The Company believes that adequate reserves are being held for all remaining chargebacks.

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

During the quarter ended December 31, 2000, certain shareholders initiated discussions with the Company regarding alleged violations of registration rights for shares issued in the course of acquisitions made by the Company during fiscal 1999 and 2000. No claim has been made against the Company, however, the possibility exists that a court would find that the Company should have filed registration statements with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is researching the matter and will continue to discuss the matter with the shareholders involved.

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

NOTE 5 - INTERNAL INVESTIGATION

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

At approximately the time that the investigation was being completed, Mr. Woolley entered into discussions with certain of the stockholders who received DCTI shares in the DataBank acquisition. Ultimately, seven stockholders agreed to return to the Company 8,637,622 DCTI shares in settlement of any claims by the Company of impropriety against them in connection with the transaction. These shares included the DCTI shares that had earlier been returned to the Company, but this time the Company's right to accept and cancel the shares was made clear. Also included in the returned shares were 1,120,000 shares returned by Mr. Don Marshall, the Company's President, and a former controlling shareholder of DataBank (before the Group DataBank Transaction). The Special

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Committee agreed that Mr. Marshall had no responsibility or liability with respect to any of the alleged improprieties, but he also agreed that, as the Company's President, and a former DataBank stockholder, he should not benefit through an increased percentage ownership in the Company from the return of stock by others from the DataBank transaction. Accordingly, his return of shares was designed to preserve, after the return of all the shares involved, his percentage interest in the Company at a level equal to what it was immediately before any such share returns. In the view of counsel to the Special Committee who had conducted the investigation, the settlement of claims in exchange for the return of shares was a favorable settlement for the Company in comparison to the certain expenses, and uncertain recoveries, that would have attended any litigation of the matter. After careful consideration of the final report of the Special Committee's counsel, the Company's Board of Directors continues to believe that the Company paid a fair price for DataBank.

The shares returned to the Company were accounted for as a settlement of claims and credited to income at the time of settlement. Accordingly, during the quarter ended December 31, 2000 the Company recorded a gain from settlement of $3,109,544 based on the quoted market price of the Company's common stock at the time trading was allowed to resume on the OTC.

NOTE 6 - ISSUANCE OF COMMON STOCK TO TRANSACTION SYSTEMS ARCHITECTS, INC.

On June 14, 1999, TSAI purchased 1,250,000 shares of the Company's common stock and five- year warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. The exercise price of the warrants is the lower of $5.20 per share or the average per share market value for the five consecutive trading days with the lowest per share market value during the 22 trading days prior to December 14, 1999. On July 7, 2000 TSAI exercised their warrants and purchased 1,000,000 shares of the Company's common stock for $5.20 per share.

NOTE 7 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore during fiscal 2000 the Company determined that these options should be

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period.During the quarter ended September 30, 2000, the Company recorded $649,300 of non-cash income related to these variable awards as a result of a decrease in the price of the Company's common stock since June 30, 2000.

NOTE 8 - IMPAIRMENT WRITEDOWN OF GOODWILL

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended December 31, 2000 the Company evaluated the realizability of the goodwill recorded in connection with the acquisitions discussed previously. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. The analysis resulted in a non-cash impairment writedown of goodwill of $142,000,000. The writedown will have no impact on the Company's future cash flows. Remaining goodwill will continue to be amortized over the remaining life originally assigned, which is approximately four years. As a result of the writedown, the remaining net goodwill of approximately $34 million will be amortized at a rate of approximately $710 thousand per month beginning in January, 2001.

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

The Company recently completed an Internal Investigation related to the Company's acquisition of DataBank. As a result of the investigation, negotiations with certain individuals resulted in the return of 8,637,622 shares of the Company's common stock (see Note 5 to the Consolidated Financial Statements).

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

Results of Operations

Three months ended December 31, 2000 compared with three months ended December 31, 1999, and six months ended December 31, 2000 compared with six months ended December 31, 1999.

Revenue

Revenue for the three months ended December 31, 2000 was $9,137,924 as compared to $6,157,954 for the three months ended Decmber 31,1999. The increase reflects the growth in the portfolio of merchants utilizing the Company's products and services. Payment processing revenues were $8,179,514, chargeback fees were $643,410 and revenue from a software distribution agreement was $315,000 in the quarter ended December 1, 2000. Revenues in the quarter ended December 31, 1999 were all related to payment processing.

Revenues for the six months ended December 31, 2000 were $18,633,834 as compared to $8,990,883 for the six months ended December 31,1999. In the current six month period processing revenues were $16,650,804, chargeback fees were $1,353,030 and revenue from a software distribution agreement wer $630,000. In the six months ended December 31, 1999 the majority of revenues were related to payment processing. The growth in revenues reflects the growth in the merchant portfolio.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2000 were $6,198,506 or 67.8% of revenue. Cost of revenue for the three months ended December 31, 1999 were $3,434,725 or 55.8% of revenue. Cost of revenue as a percent of revenue has increased due to increased banking fees and processing errors. The Company expects future cost of revenue to remain at about 68% to 69% of revenue.

Cost of revenue for the six months ended December 31, 2000 were $12,352,131 or 66.3% of revenue. Cost of revenue for the six months ended December 31, 1999 were $4,781,519 or 53.2% of net revenue. The same factors discussed above generated the increase.

Operating Expenses

Depreciation and amortization expense was $13,489,448 in the three months ended December 31, 2000 compared to $6,478,108 during the three months ended December 31, 1999. The increase in depreciation and amortization expense was principally due to the amortization of goodwill related to acquired companies and to the acquisition of computers and other equipment in the current quarter.

Depreciation and amortization expense was $26,935,446 in the six months ended December 31, 2000 compared to $8,449,620 during the six months ended December 31, 1999. The increase in depreciation and amortization expense was due to the same factors discussed above.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended December 31, 2000 the Company evaluated the realizability of the goodwill recorded in connection with the acquisitions discussed previously. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. The analysis resulted in a non-cash impairment writedown of goodwill of $142,000,000. The writedown will have no impact on the Company's future cash flows. Remaining goodwill will continue to be amortized over the remaining life originally assigned, which is approximately four years. As a result of the writedown, the remaining net goodwill of approximately $34 million will be amortized at a rate of approximately $710 thousand per month beginning in January, 2001.

General and administrative expense increased to $2,824,216 in the three months ended December 31, 2000 from $1,720,019 during the three months ended December 31, 1999.

General and administrative expense increased to $5,040,654 in the six months ended December 31, 2000 from $2,596,492 during the six months ended December 31, 1999. The increase in general and administrative expense in both the current quarter and half year was due to the addition of administrative and support staff and facilities costs associated with various acquisitions.

Selling expense decreased to $548,798 in the three months ended December 31, 2000 from $916,969 in the three months ended December 31, 1999. Selling expense decreased to $986,931 in the six months ended December 31, 2000 from $1,519,686 in the six months ended December 31, 1999. The decrease in selling expense in both periods is attributable to the movement of personnel from sales to operations.

Research and development expense decreased to $513,257 in the three months ended December 31, 2000 from $696,839 in the three months ended December 31, 1999 and to $958,205 in the six months ended December 31, 2000 from $1,273,058 in the six months ended December 31, 1999. Research and development expense decreased due to the reduction in the level of support required in the development of the Company's payment processing software.

Credit card chargeback expense was $249,000 for the three and six month periods ended December 31, 2000. Credit card chargeback expense during the three and six months ended December 31, 1999 was $2,884,247. These chargebacks resulted primarily from fraudulent merchant transactions from the Company's "brick and mortar" merchants. The Company's contracts with the merchants and the agents for these merchants permits the Company to recover chargebacks from the merchants and/or the agents. The Company will pursue all available avenues to recover these chargebacks.

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

At approximately the time that the investigation was being completed, Mr. Woolley entered into discussions with certain of the stockholders who received DCTI shares in the DataBank acquisition. Ultimately, seven stockholders agreed to return to the Company 8,637,622 DCTI shares in settlement of any claims by the Company of impropriety against them in connection with the transaction. These shares included the DCTI shares that had earlier been returned to the Company, but this time the Company's right to accept and cancel the shares was made clear. Also included in the returned shares were 1,120,000 shares returned by Mr. Don Marshall, the Company's President, and a former controlling shareholder of DataBank (before the Group DataBank Transaction). The Special

Committee agreed that Mr. Marshall had no responsibility or liability with respect to any of the alleged improprieties, but he also agreed that, as the Company's President, and a former DataBank stockholder, he should not benefit through an increased percentage ownership in the Company from the return of stock by others from the DataBank transaction. Accordingly, his return of shares was designed to preserve, after the return of all the shares involved, his percentage interest in the Company at a level equal to what it was immediately before any such share returns. In the view of counsel to the Special Committee who had conducted the investigation, the settlement of claims in exchange for the return of shares was a favorable settlement for the Company in comparison to the certain expenses, and uncertain recoveries, that would have attended any litigation of the matter. After careful consideration of the final report of the Special Committee's counsel, the Company's Board of Directors continues to believe that the Company paid a fair price for DataBank.

The shares returned to the Company were accounted for as a settlement of claims and credited to income at the time of settlement. Accordingly, during the quarter ended December 31, 2000 the Company recorded a gain from settlement of $3,109,544 based on the quoted market price of the Company's common stock at the time trading was allowed to resume on the OTC.

Discontinued operations

During the three months ended December 31, 1999, the Company sold substantially all of its assets related to WeatherLabs. The results of the WeatherLabs operations are presented as discontinued operations. During the three months ended December 31, 1999, the pretax loss from this operation was $124,068. Also during the three months ended December 31, 1999, the Company recorded a pretax gain from the sale of the WeatherLabs assets of $1,227,954

During the six months ended December 31, 1999, the pretax loss from the WeatherLabs operations was $429,779. Also during the six months ended December 31, 1999, the Company recorded a pretax gain from the sale of the WeatherLabs assets of $1,227,954.

Liquidity and Capital Resources

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

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000. ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until; the Company receives
$1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under these agreements. During the six months ended December 31, 2000 the Company recognized an additional $630,000 of revenue under these agreements.

During the six months ended December 31, 2000, the Company provided $3,618,528 of cash in its operating activities. The Company's net loss included the non-cash gain of $3,109,544 relating to the return of shares described above and the non-cash writedown of goodwill of $142,000,000 described in Note 8, as well as $26,935,446 of depreciation and amortization. Other sources of cash included increases in merchant-related liabilities and a reduction in a receivable due from a payment services processor.

Net cash used in investing activities was $853,259 as the Company purchased property and equipment to upgrade and build redundancy into its computer facilities in the six months ended December 31, 2000.

The Company generated $4,884,475 in cash from financing activities in the six months ended December 31, 2000, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 and the Company paid $315,525 under capital lease obligations.

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

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith

                           Exhibit 27

         (b)      Report on Form 8-K

                           A Report on Form *-K was filed on November 20, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DIGITAL COURIER TECHNOLOGIES, INC.

Date: February 14, 2001             By /s/ John J. Hanlon
-----------------------             ---------------------
                                           John J. Hanlon
                                           Chief Financial Officer