Form 10-Q
period 2001-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2001-05-15
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

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

                              348 East 6400 South
                                   Suite 220
                            Salt Lake City, UT 84107
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 40,044,444 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of May 10, 2001.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                March 31,            June 30,
                                                                                  2001                 2000
                                                                           -------------------- --------------------
CURRENT ASSETS:
   Cash                                                                         $ 21,535,817      $     7,382,773
   Restricted Cash                                                                 6,400,000            6,400,000
   Receivable from payment services processor                                        942,487            5,314,655
   Deposit with payment processor                                                  2,049,548            2,500,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $681,000 and $681,000, respectively                                           3,657,300            2,693,663
   Current Portion of Prepaid software license                                     2,153,856            2,153,856
   Prepaid expenses and other current assets                                         433,203              325,478
                                                                           -------------------- --------------------

                Total current assets                                              37,172,211           26,770,425
                                                                           -------------------- --------------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                   9,264,453            8,519,923
   Furniture, fixtures and leasehold improvements                                  1,281,922            1,204,231
                                                                           -------------------- --------------------

                                                                                  10,546,375            9,724,154
   Less accumulated depreciation and amortization                                 (6,930,983)          (4,957,120)
                                                                           -------------------- --------------------

                Net property and equipment                                         3,615,392            4,767,034
                                                                           -------------------- --------------------

GOODWILL, net of accumulated amortization of $60,798,097 and
   $34,135,690, respectively                                                      28,766,541          200,858,061
                                                                           -------------------- --------------------

PREPAID SOFTWARE LICENSE, net of current portion                                   4,307,712            5,923,104
                                                                           -------------------- --------------------

OTHER ASSETS                                                                       2,255,896            2,849,139
                                                                           -------------------- --------------------

                                                                               $  76,117,752        $ 241,167,763
                                                                           ==================== ====================

      See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    March 31,            June 30,
                                                                                      2001                 2000
                                                                                ------------------ ---------------------
CURRENT LIABILITIES:
   Notes payable                                                                   $   1,663,897   $      1,150,000
   Current portion of capital lease obligations                                           59,608            347,156
   Accounts payable                                                                    1,093,101          4,368,653
   Settlements due to merchants                                                          582,822          1,497,024
   Merchant reserves                                                                  25,061,845         14,317,435
   Software license payable                                                                    -          2,500,000
   Accrued merchant payable                                                            1,120,093          2,122,265
   Accrued chargebacks                                                                 1,509,058          1,835,124
   Due to processor                                                                    2,281,010                  -
   Deferred revenue                                                                      486,776            231,776
   Other accrued liabilities                                                           1,509,936          1,119,977
                                                                                ------------------ ---------------------

                Total current liabilities                                             35,368,146         29,489,410
                                                                                ------------------ ---------------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                         65,204             93,181
                                                                                ------------------ ---------------------

STOCKHOLDERS' EQUITY:
   Preferred stock, 2,500,000 shares authorized; 360 shares of Series A
     convertible issued and outstanding                                                3,600,000          3,600,000
   Common stock, $.0001 par value; 75,000,000 shares authorized,
     40,044,444 and 47,682,066 shares outstanding,
      respectively                                                                         4,005              4,768
   Additional paid-in capital                                                        278,460,060        277,018,140
   Warrants outstanding                                                                1,363,100          1,363,100
   Stock subscription receivable                                                         (12,000)           (12,000)
   Accumulated deficit                                                              (242,730,763)       (70,388,836)
                                                                                ------------------ ---------------------

                Total stockholders' equity                                            40,684,402        211,585,172
                                                                                ------------------ ---------------------

                                                                                   $  76,117,752     $  241,167,763
                                                                                ================== =====================

     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                           2001               2000
                                                                                 ------------------ ------------------
NET REVENUES                                                                     $       8,529,137    $     8,799,382


COST OF REVENUES                                                                         5,167,762          4,401,878
                                                                                 ------------------ ------------------

                Gross margin                                                             3,361,375          4,397,504
                                                                                 ------------------ ------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                         3,829,824         12,402,103
   Impairment writedown of goodwill                                                      3,429,113                  -
   General and administrative                                                            2,236,971          2,034,013
   Non-cash compensation related to issuance of stock and stock options                                     1,158,301
   Selling                                                                                  93,773            757,959
   Research and development                                                                 55,876            338,105
   Credit card chargebacks                                                                 250,000            260,439
                                                                                 ------------------ ------------------

                Total operating expenses                                                 9,895,557         16,950,920
                                                                                 ------------------ ------------------

OPERATING LOSS                                                                    $     (6,534,182)  $    (12,553,416)
                                                                                 ------------------ ------------------

OTHER INCOME (EXPENSE):
   Gain on sale of CommTouch stock                                                               -          8,331,427
   Interest and other income                                                               307,105            150,173
   Loss on dispositions of equipment                                                       (11,335)                 -
   Interest and other expense                                                              (80,771)           (97,708)
                                                                                 ------------------ ------------------

                Other income, net                                                         214,999          8,383,892
                                                                                 ------------------ ------------------


     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

                                                          2001               2000
                                                    ------------------ ------------------
NET LOSS                                             $     (6,319,183)  $     (4,169,524)
                                                    ================== ==================

NET LOSS PER COMMON SHARE:
     Basic and Diluted                               $          (0.16)  $          (0.09)
                                                    ================== ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                     40,044,444         45,954,213
                                                    ================== ==================


     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                              2001               2000
                                                                        ------------------ ------------------
NET LOSS                                                                 $     (6,319,183)   $    (4,169,524)

OTHER COMPREHENSIVE LOSS, net of tax
     Unrealized holding loss arising during the period on
      available- for- sale security                                                     -          8,316,427
     Less reclassification adjustment for gains included in net loss                    -         (8,331,427)
                                                                        ------------------ ------------------

NET LOSS RECOGNIZED IN OTHER COMPREHENSIVE LOSS                                         -            (15,000)
                                                                        ------------------ ------------------

COMPREHENSIVE LOSS                                                       $     (6,319,183)     $  (4,184,524)
                                                                        ================== ==================

     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                                       2001               2000
                                                                                 ------------------ ------------------
NET REVENUES                                                                     $      27,162,971    $    17,790,265

COST OF REVENUES                                                                        17,519,894          9,183,397
                                                                                 ------------------ ------------------

                Gross margin                                                             9,643,077          8,606,868
                                                                                 ------------------ ------------------

OPERATING EXPENSES:
   Depreciation and amortization                                                        30,765,272         20,851,723
   Impairment writedown of goodwill                                                    145,429,113                  -
   General and administrative                                                            7,277,627          4,630,504
   Credit card chargebacks                                                                 499,000          3,144,686
   Selling                                                                               1,080,703          2,277,645
   Research and development                                                              1,014,081          1,611,163
   Non-cash (income) expense related to the issuance of stock and stock options
                                                                                          (649,300)         1,347,069
                                                                                 ------------------ ------------------

                Total operating expenses                                               185,416,496         33,862,790
                                                                                 ------------------ ------------------

OPERATING LOSS                                                                        (175,773,419)       (25,255,922)
                                                                                 ------------------ ------------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                                                       3,109,544                  -
   Gain on sale of CommTouch stock                                                               -          8,331,427
   Interest and other income                                                               496,676            296,216
   Net loss on sale of assets                                                              (26,718)                 -
   Interest and other expense                                                             (157,058)          (348,079)
                                                                                 ------------------ ------------------

                Other income, net                                                        3,422,444          8,279,564
                                                                                 ------------------ ------------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS
                                                                                      (172,350,975)       (16,976,358)

INCOME TAX BENEFIT                                                                               -            299,316
                                                                                 ------------------ ------------------

LOSS FROM CONTINUING OPERATIONS                                                    $  (172,350,975)    $  (16,677,042)
                                                                                 ------------------ ------------------

     see accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

                                                                                       2001               2000
                                                                                 ------------------ ------------------
DISCONTINUED OPERATIONS:
   Loss from operations of WeatherLabs, net of income tax benefit of $161,167
     in 2000                                                                                     -  $        (268,612)

   Gain on sale of WeatherLabs operations, net of income tax provision of
     $460,482 in 2000
                                                                                                 -            767,471
                                                                                 ------------------ ------------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                                       -            498,859
                                                                                 ------------------ ------------------

NET LOSS                                                                              (172,350,975)       (16,178,183)
                                                                                 ------------------ ------------------


NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                           $           (3.96) $           (0.49)
                                                                                 ================== ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                                  43,561,735         32,896,111
                                                                                 ================== ==================

     See accompanying notes to condensed consolidated financial statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (Unaudited)

                                                                                       2001               2000
                                                                                 ------------------ ------------------
NET LOSS                                                                         $ (172,350,975)      $   (16,178,183)

OTHER COMPREHENSIVE INCOME, net of tax
     Unrealized holding gain arising during the period on
      available- for- sale securities                                                            -          8,765,972
     Less reclassification adjustment for gains included in net loss                             -         (8,331,427)
                                                                                 ------------------ ------------------

NET GAIN RECOGNIZED IN OTHER COMPREHENSIVE INCOME                                                -            434,545
                                                                                 ------------------ ------------------

COMPREHENSIVE LOSS                                                                   $(172,350,975)    $  (15,743,638)
                                                                                 ================== ==================

          See accompanying notes to condensed consolidated statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                                      2001              2000
                                                                                ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (172,350,975)    $ (16,178,183)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                 30,765,272        20,851,723
       Loss from impairment writedown of goodwill                                   145,429,113                 -
       Gain on return of common shares                                               (3,109,544)                -
       Compensation expense (income) related to cashless exercise of
         stock options and issuance of stock                                           (649,300)        1,347,069
       Gain on sale of CommTouch stock                                                        -        (8,331,427)
       Gain on sale of Weatherlabs operations                                                          (1,227,954)
       Loss on disposition of equipment                                                  26,718                 -
       Changes in operating assets and liabilities, net of effect of acquisitions:
            Trade accounts receivable                                                  (963,637)          395,156
            Receivable from payment processor                                         4,372,168        (7,518,737)
            Deposit with payment services processor                                     450,452                 -
            Other receivables                                                                 -           800,000
            Receivable from officer                                                           -            56,000
            Prepaid software license                                                          -        (4,322,408)
            Prepaid expenses and other current assets                                  (107,725)         (603,412)
            Net current assets of discontinued operations                                     -          (550,947)
            Other assets                                                                101,947           (90,419)
            Accounts payable                                                         (2,433,550)         (915,575)
            Settlements due to merchants                                             (1,916,374)        5,486,188
            Merchant reserves                                                        10,744,410         8,562,672
            Due to processor                                                          2,281,010                 -
            Accrued chargebacks                                                        (326,066)          159,236
            Accrued liabilities                                                         389,959                 -
            Deferred revenue                                                            255,000           460,380
            Other liabilities                                                        (2,500,000)        5,702,420
                                                                                ----------------- -----------------

                Net cash provided by operating activities                        $   10,458,878     $   4,074,786
                                                                                ----------------- -----------------

          See accompanying notes to condensed consolidated statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                                      2001              2000
                                                                                ----------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from the sale of CommTouch stock                                $             -   $     9,045,341
   Net proceeds from the sale of WeatherLabs operations                                       -         3,383,000
   Net cash acquired in acquisition                                                           -           428,096
   Purchase of property and equipment                                                 (882,059)         (661,562)
   Cash paid in acquisition of CaribCommerce SKB, Ltd                                         -          (150,000)
   Decrease in net long-term assets of discontinued operations                                -           670,300
   Proceeds from disposition of equipment                                                19,853                 -
                                                                                ----------------- -----------------

                Net cash (used in) provided by investing activities                    (862,206)       12,715,175
                                                                                ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of stock options
                                                                                              -           590,520
   Net proceeds from issuance of common stock upon exercise of warrants               5,200,000            71,876
   Principal payments on capital lease obligations                                     (315,525)         (811,097)
   Principal payments on borrowings                                                    (328,103)         (960,614)
                                                                                ----------------- -----------------

                Net cash provided by (used in) financing activities                   4,556,372        (1,109,315)
                                                                                ----------------- -----------------

NET INCREASE IN CASH                                                                 14,153,044        15,680,646
CASH AT BEGINNING OF PERIOD                                                          13,782,773         2,381,356
                                                                                ----------------- -----------------

CASH AT END OF PERIOD                                                           $    27,935,817   $    18,062,002
                                                                                ================= =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                       $       143,858   $       259,274
                                                                                ================= =================

     See accompanying notes to condensed consolidated financial statements

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2001. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net income (loss).

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

During the quarter ended December 31, 2000, the Company assessed the realizability of the recorded goodwill and, as described further in Note 8, $142,000,000 of goodwill was written off as impaired. Of this total, $134,228,591 applied to the DataBank acquisition.

MasterCoin

In April 2000, the Company entered into agreements to purchase certain software, a merchant portfolio, and certain equipment from various entities referred to jointly as MasterCoin. The Company's Board of Directors approved a total purchase price of $2.9 million for all of the assets to be acquired with the assumption that Mr. James Egide, the then CEO and Chairman of the Company, would negotiate the acquisition and allocate the total price among the assets acquired.

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

The merchant portfolio was acquired through a Portfolio Purchase and Sale Agreement with the Sellers who had developed and acquired the merchant portfolio of MasterCoin of Nevis, Inc. and MasterCoin Inc. in exchange for $700,000 in cash. The Company acquired all right, title and interest in and to the portfolio. The Company paid $400,000 at closing with the remaining $300,000 payable subject to the performance of the portfolio. The $300,000 is included in accrued liabilities in the accompanying June 30, 2000 balance sheet. The portfolio is currently generating revenues for the Company. At March 31,2001 the Company has paid $150,000 of the original $300,000 leaving a balance of $150,000 to be paid during the remainder of fiscal 2001.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Sellers included Don Marshall, President and Director of the Company, and a person who was hired by the Company in July 2000. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

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

In the course of closing fiscal 2000, the Company reviewed the value of the equipment and determined that through age and non-use the book value of the assets was impaired. Upon assessing a current realizable value of $300,000, the Company wrote off the difference of $900,000 to expense. The remaining balance is being depreciated over three years.

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

The purchase price of $4,987,800 was recorded as an intangible asset and was being amortized over a period of 44 months, the remaining term of the service agreement. The service agreement would have allowed the Company to develop a processing program with the bank. During the quarter ended March 31,2001, the Company completed an investigation of the bank and has concluded that it would not be in the best interest of the Company to pursue a business relationship with the bank. The Company then assessed the realizability of the recorded goodwill noted above and wrote off $3,429,113, representing the unamortized balance at March 31, 2001 as impaired.

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

Options to purchase 4,447,224 and 2,746,050 shares of common stock at weighted average exercise prices of $2.79 and $7.16 per share as of March 31, 2001 and 2000, respectively, warrants to purchase 1,990,000 and 2,990,000 shares of common stock at weighted average exercise prices of $7.20 and $6.53 per share as of March 31, 2001 and 2000, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at March 31, 2001 and 2000 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share. As of March 31, 2001, the Company has agreed to issue up to an additional 187,600 shares of common stock in connection with the acquisition of WeatherLabs, contingent on the future price of the Company's common stock. These contingent shares have also been excluded from the computation of diluted EPS.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Bank Commitment

On June 6, 2000, the Company entered into an agreement with the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") whereby the Company would provide SKNANB with services relating to credit card processing. These services include fraud screening, pre- and post- authorization, fraud and loss prevention, technical services and the right to refer merchants to be considered by SKNANB for inclusion in their processing program. The Company is required to maintain a security deposit with SKNANB in the amount of $6,400,000. SKNANB collects 60 basis points for all credit card settlements processed through SKNANB. This payment for basis points shall not be less than $50,000 per month for the six month period ended November 30, 2000 and not less than $100,000 per month thereafter.

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

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the present management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI/SKNANB. As of April 30, 2001, funds held for EPS totaled approximately $4.2 million. The Company believes that adequate reserves are being held for all remaining chargebacks and fees.

The Company has been served with injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants which were doing business with EPS prohibiting the Company from disbursing the funds held for EPS's account until further court order. The Company is complying with these injunctions.

On November 15, 2000, the Company received a letter from an attorney representing EPS demanding payment of approximately $11 million which he claimed is the amount withheld from EPS. The Company worked with EPS to reconcile the account and jointly agreed that as of February 4, 2001, there was approximately $4.25 million remaining.

During the quarter ended March 31, 2001 certain shareholders made claims against the Company regarding alleged violations of registration rights for shares issued in the course of acquisitions made by the Company during fiscal 1999 and 2000. The possibility exists that a court would find that the Company should have filed registration statements with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is continuing to work to resolve the matter. An adverse outcome could have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and the results of that audit are being discussed with the Bank today. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000 the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes that the Bank's claim regarding the $500,000 amount is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2001 and that no material adverse impact will result.

The Company has been advised by the United States Securities and Exchange Commission (SEC) that it is conducting an informal review of the facts underlying the Internal Investigation discussed in Note 5. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing. The Company has not received any request for information nor any other communication with the SEC since December 2000.

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

NOTE 7 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's subsequent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore during fiscal 2000 the Company determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the quarter ended September 30, 2000, the Company recorded $649,300 of non-cash income related to these variable awards as a result of a decrease in the price of the Company's common stock since June 30, 2000.

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

As discussed in Note 2, during the quarter ended March 31, 2001, the Company completed an investigation the Carib Commerce, Ltd. Acquisition relative to a potential business relationship with a bank that would be of potential benefit to the Company. Upon determining that such a relationship would not be beneficial, the Company assessed the realizability of the recorded goodwill associated with the acquisition and determined that the remaining asset was impaired. As a result $ was written off .

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

The Company conducted an Internal Investigation related to the Company's acquisition of DataBank. As a result of the investigation, negotiations with certain individuals resulted in the return of 8,637,622 shares of the Company's common stock (see Note 5).

CaribCommerce Acquisition. In January 2000, the Company acquired all of the outstanding stock of CaribCommerce SKB, Ltd., a sales and marketing company organized under the laws of St. Christopher and Nevis ("CaribCommerce"), in exchange for 600,000 shares of the Company's common stock valued at $4,837,800, the quoted market price of the common shares issued on the date of acquisition, and $150,000 in cash.( See Notes 2 and 8).

MasterCoin Acquisition. In April 2000, the Company acquired software, a merchant portfolio, and equipment from various entities referred to jointly as MasterCoin for $2.9 million in cash.

Results of Operations

Three months ended March 31, 2001 compared with three months ended March 31, 2000, and nine months ended March 31, 2001 compared with nine months ended March 31, 2000.

Revenue

Revenue for the three months ended March 31, 2001 was $8,529,137 as compared to $8,799,382 for the three months ended March 31, 2000. In the quarter ended March 31, 2000 the Company was in the process of building its payment processing business and readily accepted merchants into the program. While revenues for the quarter ended March 31, 2001 are less than revenues for the quarter ended March 31, 2000, management believes the portfolio of merchants in the current quarter that have been retained or admitted to the program under more stringent standards and are less likely to generate chargeback and fraud problems in the future. The decrease reflects a decline in the total dollar volume of merchant gross sales year over year. Revenue from a software distribution agreement was $315,000 in the quarter ended March 31, 2001.

Revenue for the nine months ended March 31, 2001 was $27,162,971 as compared to $17,790,265 for the nine months ended March 31, 2000. In the current nine month period processing revenue was $24,407,921, chargeback fees were $1,810,050 and revenue from a software distribution agreement was $945,000. In the nine months ended March 31, 2000 the majority of revenues were related to payment processing. The growth in revenue reflects the growth in the merchant portfolio as a result of signing on new merchants and the acquisitions discussed throughout this report.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2001 was $5,167,762 or 61% of revenue. Cost of revenue for the three months ended March 31, 2000 was $4,401,878 or 50% of revenue. In the quarter ended March 31, 2000 the Company had not formalized an agreement with a sponsoring bank, and as a result the Company realized a gross margin which was not sustainable. Management believes that the current gross margin more accurately reflects the future potential of the Company's performance. The Company expects future cost of revenue to remain at about 61% to 64% of revenue.

Cost of revenue for the nine months ended March 31, 2001 was $17,519,894 or 64% of revenue. Cost of revenue for the nine months ended March 31, 2000 was $9,183,397 or 52% of net revenue. The acquisitions discussed throughout this report reflect the differences in the Company's business from the periods March 31, 2000 to March 31, 2001. The same factors discussed above generated the differences noted.

Operating Expenses

Depreciation and amortization expense was $3,829,824 in the three months ended March 31, 2001 compared to $12,402,103 during the three months ended March 31, 2000. The decrease in depreciation and amortization expense was due to the impairment writedown of goodwill recorded in the quarter ended December 31, 2000 as discussed below.

Depreciation and amortization expense was $30,765,272 in the nine months ended March 31, 2001 compared to $20,851,723 during the nine months ended March 31, 2000. The increase in depreciation and amortization expense was due to the cost and timing of the acquisitions discussed throughout this report offset by the impairment writedown of goodwill recorded in the quarter ended December 31, 2000 as discussed below.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended December 31, 2000 the Company evaluated the realizability of the goodwill recorded in connection with the acquisitions discussed previously. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. The analysis resulted in a non-cash impairment writedown of goodwill of $142,000,000. During the quarter ended March 31, 2001 the Company completed a third party evaluation of the bank involved in the Company's acquisition of Carib Commerce, Ltd. (see Notes 2 and 8). Upon a determination that no agreement would be consummated with the bank, the Company assessed the realizability of the recorded goodwill associated with the acquisition and concluded that the unamortized balance of $3,429,113 should be written off at March 31, 2001. The writedowns will have no impact on the Company's future cash flows. As a result of the writedowns, the remaining net goodwill of approximately $29 million will be amortized at a rate of approximately $713 thousand per month beginning in April , 2001.

Total operating expenses, including general and administration, selling, and research and development expenses decreased from $3,130,077 in the three months ended March 31, 2000 to $2,386,620 in the three months ended March 31, 2001. The decrease was attributed to the reduction in the workforce in December, 2000 and the concurrent closure of offices in the U. K. and Park City, Utah, as well as a reduction in the number of consultants employed by the Company. In the nine months ended March 31, 2001, total operating expenses, as described above, increased from $8,519,312 in the nine months ended March 31, 2000 to $9,372,411 as the Company redefined itself through the acquisitions described throughout this report.

General and administrative expense increased to $2,236,971 in the three months ended March 31, 2001 from $2,034,013 during the three months ended March 31, 2000.

General and administrative expense increased to $7,277,627 in the nine months ended March 31, 2001 from $4,630,504 during the nine months ended March 31, 2000. The increases in general and administrative expense in both the current quarter and nine month period were due to the addition of administrative and support staff and facilities costs associated with various acquisitions.

Selling expense decreased to $93,773 in the three months ended March 31, 2001 from $757,959 in the three months ended March 31, 2000. Selling expense decreased to $1,080,703 in the nine months ended March 31, 2001 from $2,277,645 in the nine months ended March 31, 2000. The decrease in selling expense in both periods is attributable to the movement of personnel from sales to operations and the reduction in the Company's workforce in December, 2000.

Research and development expense decreased to $55,876 in the three months ended March 31, 2001 from $338,105 in the three months ended March 31, 2000 and to $1,014,081 in the nine months ended March 31, 2001 from $1,611,163 in the nine months ended March 31, 2000. Research and development expense decreased due to the reduction in the level of support required in the development of the Company's payment processing software.

Credit card chargeback expense is defined as the amount of chargebacks that the Company is unable to collect from merchants. While the Company continues to pursue collection from the merchants and principals associated with the merchants, it recognizes an expense based on the Company's assessment of collection success. For the three month period ended March 31, 2001 chargeback expense was $250,000 compared to $260,439 for the equivalent period ended March 31, 2000. For the nine months ended March 31, 2001 chargeback expense was $499,000 compared to $3,144,686 for the same period ended March 31, 2000.These chargebacks resulted primarily from fraudulent merchant transactions from the Company's "brick and mortar" merchants. The Company's contracts with the merchants and the agents for these merchants permits the Company to recover chargebacks from the merchants and/or the agents. The Company will pursue all available avenues to recover these chargebacks.

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

The March Purchase Agreement also requires the Company to sell to the Purchasers, and the Purchasers to purchase from the Company, an additional tranche of 1,600,000 units, each unit consisting of Series B Convertible Preferred Stock, convertible into one share of the Company's common stock, and a five-year warrant to purchase one share of common stock (the "Tranche D Units"), if certain conditions are met. A condition to the sale of the Tranche D Units, among others, is that the closing bid price of the Company's common stock be more than $7 per share for 130 consecutive trading days. The price for the Tranche D Units is $7 per Unit and the exercise price of the warrants contained in the Tranche D Unit is $7.70.

On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for all of ACI's software products which are being utilized to provide the Company's Internet-based platforms that offer secure payment processing for business-to-consumer electronic commerce. Pursuant to the agreement, the Company agreed to pay ACI $5,941,218 during the life of the contract. The Company made a payment upon signing the contract of $591,218 and was scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

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

In July 2000, TSAI exercised all of its warrants for a total exercise price of $5,200,000.

On March 31, 2000, the software license agreement was modified to grant the Company a non-transferable and non-exclusive license to use ACI's software products in all international markets, as well as the United States. In exchange for this agreement the Company paid ACI $2,500,000 on April 15, 2000 and $2,500,000 on September 30, 2000.

On June 3, 1999, the Company entered into a three year exclusive agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000. The agreement provided that ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until the Company receives $1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under these agreements. During the nine months ended March 31, 2001 the Company recognized an additional $945,000 of revenue under these agreements. On May 1, 2001, the agreement was modified to remove the exclusivity and the remaining guaranteed payments totaling $4,800,000 and to reduce the license fees to 10% of the fee paid ACI.

During the nine months ended March 31, 2001, the Company generated $10,458,878 of cash from its operating activities principally from an increase in merchant reserves. The Company's net loss included the non-cash gain of $3,109,544 relating to the return of shares described above and the non-cash writedown of goodwill of $145,429,113 described in Note 8, as well as $30,765,270 of depreciation and amortization. Earnings before interest, taxes, depreciation and amortization (EBITDA), for the nine month period ended March 31, 2001 was a loss of $228,000 compared to an EBITDA loss of $3,057,000 for the comparable period ended March 31, 2000. The improvement in EBITDA was attributed to the reduction in operating expenses associated with the closure of the Company's facilities in the U.K. and Park City, Utah and the elimination of 25 positions within the Company during the quarter ended December 31, 2001.

Other sources of cash included increases in merchant-related liabilities and a reduction in a receivable due from a payment services processor.

Net cash used in investing activities was $862,000 as the Company purchased property and equipment to upgrade and build redundancy into its computer facilities in the nine months ended March 31, 2001.

The Company generated $4,556,000 in cash from financing activities in the nine months ended March 31, 2001, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 in July, 2001, the Company paid $315,000 under capital lease obligations and the Company paid $328,000 on outstanding borrowings.

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

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed herewith

                  None

         (b)      Report on Form 8-K

                  Reports on Form 8-K were filed on January 18, 2001 and April 19,2001


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIGITAL COURIER TECHNOLOGIES, INC.





Date: May 14, 2001                 By /s/ John J. Hanlon
                                      -------------------
                                          John J. Hanlon
                                          Chief Financial Officer