Form 10-K
period 2001-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2001-10-26
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June 30, 2001
                                             --------------

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period    from             to
                                              -----------    -----------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                        87-0461856
 ------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                             84107
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 30, 2001, 40,044,444 of the Registrant's Common Shares were outstanding. As of September 30, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4 million based on the average of the closing bid and asked prices for the Registrant's Common Shares as quoted by the over the counter market.


                       DOCUMENTS INCORPORATED BY REFERENCE

         See Part III, Items 10, 11, 12, 13 and 14.

                                     PART I
ITEM 1.  BUSINESS
         --------
                      DCTI: E-Commerce Payments Processing

Digital Courier Technologies, Inc. (referred to herein as "DCTI" or the "Company"; the Company is also referred to in the first person, using terms like "we", "our" and "us") is a leading provider of advanced e-payment services for businesses, merchants, and financial institutions. In fiscal 2001, our revenues were primarily derived from processing payments for the internet gaming and e-tailing industries. Over 90% of our revenues are earned from customers located outside the U.S. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. By integrating services under one provider, DCTI can offer to customers an outsource solution for merchant account set-up, an Internet Payment Gateway, payment processing, fraud control technology, and Web-based reporting.

Digital Courier Technologies, Inc.("DCTI"), a Delaware corporation, was originally incorporated May 16, 1985. DCTI and its predecessor have acquired and sold several companies during the last four fiscal years. On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of DCTI, Books Now, Inc. ("Books Now") and the stock of WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), the stock of SB.com, Inc. ("SB.com") and acquired the stock of Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), the stock of CaribCommerce, Ltd. ("CaribCommerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions. In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former major shareholder. In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

In fiscal 1999, the Company sold a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets related primarily to the Company's national Internet-based network of local television stations. Additionally, in May 1999 the Company sold certain assets of Books Now and the Company's Videos Now operations to ClickSmart.com.

DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company currently provides advanced e-payment services for businesses, merchants, and financial institutions. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. In fiscal 2001 and 2000, our revenues were derived primarily from processing payments for the internet gaming and e-tailing industries.

During fiscal 1999, as a result of internal development and the acquisitions of Access Services, SB.com and DCII, the Company began to provide credit card processing solutions for merchants and financial institutions. The Company's credit card processing services were expanded during fiscal 2000 with the acquisitions of DataBank, CaribCommerce and MasterCoin.

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

         Difference between name and card number
         A credit card number can be matched to a cardholders name for an existing client. A mismatch may indicate that a card has been compromised.

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

1. Authorization - When merchants are ready to begin accepting credit cards as payment for goods or services on their Web site (1a), they may download DCTI's Payment Plug-In and request DCTI's assistance in establishing a merchant account. They are then ready to begin accepting payments.

Once the customer submits a credit card number on the merchant's Web site, the Payment Plug-in contacts the DCTI Internet Payment Gateway (1b) to undergo screening for fraud and then to request authorization, final sale or credit.

2. If the transaction is not rejected for potential fraud, the transaction information is then sent to the credit card network (1c) for authorization or declination of the charge. This process is completed in-house; the Company does not use third party acquiring processors. If the transaction is approved, an authorization code is returned to the merchant's Web site and the authorization is complete. With DCTI's system, the real-time authorization and capture process occurs within seconds. Batch requests are completed within ten to thirty minutes.

3. Settlement - Once the product the customer ordered is shipped (or downloaded), the authorization code is used to settle the amount of the transaction. DCTI's Internet Payment Gateway and the credit card network exchange information with the Settlement Authority (2) to confirm the transaction.

4. Funds transfer - Finally the Settlement Authority requests a funds transfer from the Issuing Bank (3a), which moves money through the Settlement
     Authority into the merchant's bank (3b). The payment process is now complete.

                                   Technology

We have computer facilities in Salt Lake City, Utah to support all of our products and services. This data center has redundant systems in place for power, telecommunications, environmental, and fire suppression thus assuring consistently optimal performance through state-of-the-art system scalability and reliability. Features of the facility include:

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

                              Significant Customers

The Company had three customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2001; Cybernet Ventures whose revenue was approximately 18%, Web Players whose revenue constituted approximately 10% and EFS Caribbean whose revenues constituted approximately 10%. As noted below under "Risk Factors", there can be no assurance that any of our customers will continue to do business with us or at what level business any such business will be done. In particular, Cybernet Ventures has recently decreased significantly the amount of business it does with us and there can be no assurance that Cybernet Ventures will return to the previous level of business or that it will continue to do business with us at all.


                                   Competition

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

                            Research and Development

The Company has invested significant resources in research and development over the last three years. During the fiscal years ended June 30, 2001, 2000 and 1999, we have spent $1,373,236, $2,078,184, and $1,906,893 respectively, on research and development excluding non-cash, stock based expense.

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

                                    EMPLOYEES

As of September 30, 2001 the Company had 23 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                                  RISK FACTORS

Our business, like any business, involves a number of risks. Some of those risks affect all companies, some of them may affect us differently from other companies. As with any investment, you should be aware of the risks that affect our Company and should satisfy yourself that the potential benefits of an investment in our company warrant exposure to those risks. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. The future results and stockholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Stockholders are cautioned not to put undue reliance on any forward-looking statements. In addition, the Company does not have any intention or obligation to update forward-looking statements, even if new information, future events or other circumstances have made them incorrect or misleading. For those statements, the Company is relying on the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Ability to Continue as a Going Concern and Potential Need for Additional Funding in the Future

The report of independent public accountants on our consolidated financial statements as of and for the year ended June 30, 2001 includes an explanatory paragraph, where they expressed substantial doubt with respect to the Company's ability to continue as a going concern. The Company has suffered recurring losses from continuing operations of $195,345,203, $34,867,900 and $20,353,229 during the years ended June 20, 2001, 2000 and 1999, respectively.

Additionally, the Company had a tangible working capital deficit of $6,433,630 as of June 30, 2001, and approximately $5,500,000 as of September 30, 2001. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, our ability to successfully defend litigation against us, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to us or at all. If it is available, it could necessitate the issuance of additional shares or series of preferred stock (discussed below) with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing may result in substantial dilution to current holders of our common stock. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business.

The Company Has Incurred Losses to Date

As reflected in the consolidated financial statements included in this report, the Company has incurred losses from continuing operations of $195,345,203, $34,867,900, and $20,353,229 in fiscal 2001, 2000 and 1999, respectively. The
Company had a tangible working capital deficit of $6,433,630 as of June 30, 2001.

Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. We expect to incur operating losses for the foreseeable future as we incur significant operating expenses and research and development expenses and make investments, to establish and enhance our Internet capabilities.

Nasdaq  Delisted Our Stock

We were notified by Nasdaq that, due to the issues discussed in this report under the heading "Internal Investigation" and the missed filing deadline for our fiscal 2000 Annual Report on Form 10-K, our stock would be delisted subject to our right to a hearing. The hearing before a panel of Nasdaq hearing officers was held on November 9, 2000. The decision of the panel was adverse and our stock was removed from the Nasdaq National Market System on December 18, 2000. Trading now takes place only on the over the counter market, which has likely reduced the liquidity in the stock.

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

Our Common Stock Is Subject to the SEC's "Penny Stock" Rules and May Therefore Be Difficult to Sell

SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. Our stock is a "penny stock" and these disclosure requirements may have the effect of reducing trading activity in our stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

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

We May Be Liable for Customer Credit Card Chargebacks

If merchants for which we process credit cards go out of business or otherwise cannot satisfy customers' legitimate returned credit card charges, and the reseller responsible for such merchant is also not financially viable, then we could be liable to the merchant bank for the amount of the customer chargebacks. During the year ended June 30, 2001, the Company incurred $3,848,739 of unreimbursed chargeback expense. Future chargebacks could have a materially adverse effect on our future operating results.

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

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and others. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. To date, we are not aware of our confidential information having been compromised but we cannot be certain that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold.

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

We Depend Upon Third Parties

We depend substantially upon third parties for several critical elements of our business, including:

o     Citergy and GPS, for merchant settlement services;
o St. Kitts Nevis Anguilla National Bank Limited and Capital Cities Bank, to sponsor our portal to the credit card associations;
o     Sprint and ELI, for telecommunications services;
o Hewlett Packard, for maintenance and upgrades of the HP-9000 computers in our data center;
o Sun Microsystems, for maintenance and upgrades of the Sun servers in our data center; o Dell Computer, for maintenance upgrades on our Dell servers;
o Cisco, for maintenance and upgrades of our routers which are used to connect our computer network to the Internet; and
o Other vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet.

For most these services, we believe that there are other third party providers who can provide the same services as those providers we currently use at comparable prices to us. Nevertheless, any loss or interruption of service by such providers would have an adverse effect on our business and prospects.

A Majority of our Revenue is Concentrated in One Industry

More than half of our revenue is derived from processing payments for the internet gaming industry. If the gaming industry as a whole fails or contracts, it would have a material adverse effect on our results of operations.

A Significant Portion of Our Revenue Came from Three Merchants During Fiscal Year 2001 and May Not Provide Repeat Business

The Company has had three customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2001: Cybernet Ventures, whose revenue was approximately 18%; Web Players, whose revenue constituted approximately 10%; and EFS Caribbean, whose revenues constituted approximately 10%. There can be no assurance that any of our customers will continue to do business with us or at what level business any such business will be done. In particular, Cybernet Ventures has recently decreased significantly the amount of business it does with us and there can be no assurance that Cybernet Ventures will return to the previous level of business or that it will continue to do business with us at all. The loss of any of these customers would have a material adverse effect on our results of operations.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

We Must Attract and Retain Qualified Employees; Loss of Key Personnel Could Have a Material Adverse Effect on Us

Our future success and our ability to expand our operations depends on our continuing ability to attract and retain highly qualified technical and managerial employees. Competition for people experienced in the technical areas in which we operate is intense due to the limited number of qualified professionals and the possibility that, as a small company, we may not be able to attract them. Failure to attract and retain personnel, particularly marketing and technical personnel, could make it difficult for us to manage our business and meet our objectives. Since December 2000, the Company reduced its headcount by 50%. The Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to, among others, the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Specifically, such risks include, without limitation, the dependence on continued growth in use of the Internet, the ability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, the ability to maintain continuing expertise in proprietary and third party technologies, the timing of introductions of new services, the pricing policies of the Company's competitors and suppliers and the ability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible. Our remaining employees will be adequate to allow us to continue operations. Our performance will be substantially dependent on the continued services and on the performance of our senior management, particularly James J. Condon, Chairman of the Board and Chief Executive Officer, and John J. Hanlon, Senior Vice President and Chief Financial Officer. Our relationships with these officers and key employees are at will. We do not have any "key person" life insurance policies covering any of our employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on us.

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

Volatility of Stock Price

Broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our operating performance. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the twelve months ended September 30, 2001, our stock has traded as low as $.06 and as high as $4.31. The wide swings in the price of our stock have not always been in response to any factors that we can identify.



               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who serve at the discretion of the Board of Directors.

         The Company's executive officers and directors are as follows:

Name                                     Age                             Position
----                                     ---                             --------

James J. Condon                           45         Chairman of the Board of Directors and Chief Executive Officer
John J. Hanlon                            52         Senior Vice President and Chief Financial Officer
Becky H. Takeda                           38         Director


James J. Condon:  Chairman of the Board of Directors and Chief Executive Officer

Mr. Condon assumed the roles of Chief Executive Officer and Chairman of the Board of the Company in July 2001. Previously, Mr. Condon was on the Company's board and an Entrepreneur in Residence for Updata Venture Capital. Prior to joining Updata Venture Capital, he held the position of CEO for CyberCash. His background also includes senior management positions with KPMG Peat Marwick, Legent Corporation, Marriott Corporation, Stern Stewart & Company and Exxon Corporation. He holds an MBA from the University of Chicago and a BA in Mathematical Sciences from Johns Hopkins University and is currently an advisor to the John Hopkins Department of Computer Sciences.

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

Becky H. Takeda:  Director

Ms. Takeda joined the Company in January 2000, became Chief Operating Officer in June 2000, and was appointed to the Board in August 2000. She served as interim CEO of the Company from February 2001 through July 2001. As of July 2001 she is not employed by the Company but continues as a Company director. Before joining the Company, she was vice president of worldwide marketing and investor relations for SMART Modular Technologies, a global high tech manufacturing and services firm. She also has held executive management positions with several leading technology companies including IBM, Apex Data, Inc., Asia Interactive Services and Instant Replay Corporation. Ms. Takeda holds an M.B.A. in Finance from Santa Clara University and a B.A. in Economics from UCLA.

Significant Employees

Stephen T. Cannon:  Vice President of Technology

Mr. Cannon joined the Company in June 1999 when it acquired SB.com, a company that Mr. Cannon co-founded more than five years ago. He has extensive experience in Internet-based credit card security, fraud control and transaction integrity, e-commerce operations involving dynamic data distribution, transaction processing and customer tracking systems. Mr. Cannon holds a B.A. in Philosophy from the University of South Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

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

ITEM 2.  PROPERTIES
         ----------
The Company is leasing and occupying a total of 16,455 square feet of modern office space in Clearwater, Florida; San Leandro, California; Salt Lake City, Utah; and St. Kitts. These offices include computer data centers in Salt Lake City, and Clearwater, Florida and general offices. All facilities are leased from third parties. The offices are being leased under one to five year arrangements. Some leases contain options to renew. These facilities are believed adequate for the Company's current needs. The current total monthly rental for these facilities is $22,035. Some of the leases are subject to annual increases for inflation adjustments.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
The following claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations. In addition, the Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to the Company's management, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the Company's management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI/SKNANB. As of June 30, 2001, funds held for EPS totaled approximately $4.2 million. The Company believes that adequate reserves are being held for all remaining chargebacks and fees.

In June, 2000 the Company was served with injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants which were doing business with EPS prohibiting the Company from disbursing the funds held for EPS's account until further court order. The Company is complying with these injunctions.

On November 15, 2000, the Company received a letter from an attorney representing EPS demanding payment of approximately $11 million which he claimed is the amount withheld from EPS. The Company worked with EPS to reconcile the account and jointly agreed that as of February 4, 2001, there was approximately $4.25 million remaining.

During the quarter ended March 31, 2001 certain shareholders made claims against the Company that the Company should have filed registration statements with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is continuing to work to resolve the various claims. In addition, other shareholders have made claims against the Company alleging in part that the delisting of the Company's stock from Nasdaq violated certain provisions of their investment agreements with the Company. An adverse outcome as to any of these matters could have a material adverse effect on the Company's financial position, liquidity and results of operations.

On October 16, 2001, the Company entered into a settlement with a shareholder regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. The shareholder received the shares in the course of the Company's acquisition of DataBank in October, 1999. The shareholder had claimed that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction and subsequently failed to do so. In July 2001, the shareholder filed a lawsuit against the Company in federal court in Salt Lake City, Utah. The shareholder's complaint sought damages of $10,500,000. The Company negotiated a settlement with the shareholder whereby the shareholder was issued 3,500,000 shares of the Company's restricted common stock. As part of the settlement, the shareholder granted the Company's current Chairman and Chief Executive Officer an irrevocable proxy to vote these shares for a period of up to three years. In addition the shareholder received a promissory note from the Company for $800,000 to be paid in quarterly installments, beginning with the quarter ending December 31, 2001. The Company's quarterly payments will be based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter, but the note will have a final maturity date in October 2004. Interest of 15% per annum will not begin accruing on the note until 2003. To assure payment under the note, the Company also executed a confession of judgment, which may not be entered absent a default, in an amount substantially in excess of the principal amount of the note. Finally, as part of the settlement, the Company and the shareholder agreed to modify a prior severance agreement between them. The shareholder has fully released the Company from all claims stated in the complaint. The total amount of the settlement of $1,447,500 has been recorded as of June 30, 2001 as an expense and an accrued liability on the balance sheet. The value of the shares issued was recorded at the price of the Company's common stock on October 16, 2001.

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and the results of that audit are in the process of being discussed with the Bank. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000 the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes that the Bank's claim regarding the $500,000 amount is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2002 and that no material adverse impact will result.

The Company has been advised by the United States Securities and Exchange Commission (SEC) that it is conducting an informal review of the facts underlying the Internal Investigation discussed below. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing. The Company has received requests for information from the SEC and has complied with all such requests.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None
----

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

The Company's common stock trades in the Pink Sheet over-the-counter market under the symbol "DCTI". Prior to December 2000, the Company's common stock traded on the National Market System of the Nasdaq Stock Market. The following table reflects the high and low bid prices reported by the applicable market for the periods indicated. Over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                                   High            Low
                                                   ----            ---
Period Following Fiscal Year
   July 1 to September 30, 2001                   $ 0.40         $ 0.06

Fiscal Year Ended June 30, 2001
   April 1 to June 30, 2001                       $ 0.48         $ 0.20
   January 1 to March 31,2001                     $ 1.01         $ 0.29
   October 1 to December 31, 2000                 $ 3.47         $ 0.28
   July 1 to September 30, 2000                   $ 9.13         $ 1.75

Fiscal Year Ended June 30, 2000
   April 1 to June 30, 2000                       $11.25         $ 3.38
   January 1 to March 31, 2000                    $14.50         $ 7.06
   October 1 to December 31, 1999                 $10.50         $ 4.06
   July 1 to September 30, 1999                   $ 7.13         $ 5.06


As of September 30,2001, there were approximately 745 holders of record of the Company's common stock.

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

Changes in Securities

Since June 30, 1998, the Company sold the following securities without registration under the Securities Act of 1933 (the "Act"):

In July 1998, the Company issued 50,534 shares of common stock to At Home Corporation in connection with a Content License and Distribution Agreement.

In September 1998, the Company issued 4,659,080 shares of its common stock, in a private placement, in exchange for all the issued and outstanding shares of Digital Courier International, Inc.

In November 1998, the Company issued 205,182 shares to the former president of Books Now, Inc subsidiary as part of a severance agreement.

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

In April 1999, the Company issued 300,000 of its common stock, in a private placement, in exchange for all the issued and outstanding shares of Access Services, Inc.

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

In October 2000, 8,637,622 shares of the Company's common stock were returned to the Company as discussed in Note 12.

During the twelve month period ending June 30, 2001, no shares were issued pursuant to the exercise of stock options under the Company's Amended and Restated Incentive Plan.


ITEM 6.  SELECTED FINANCIAL DATA

The following audited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.


                                                                          For the Year Ended June 30,
                                                                          ---------------------------
                                                      2001           2000            1999            1998            1997
                                                ------------    ------------    ------------    ------------    ------------

Statement of Operations Data:
Revenue                                        $  34,448,596   $  25,819,883   $   3,601,273   $     773,883   $       8,812
Cost of revenue                                   22,565,355      16,509,887       2,562,371         745,871             492
                                                ------------    ------------    ------------    ------------    ------------
     Gross margin                                 11,883,241       9,309,996       1,038,902          28,012           8,320
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
     General and administrative
      (includes $990,124, $1,537,443,
      $14,398, $362,125, and $0,
      respectively of stock
      based expense)                              13,206,118      10,698,215       3,273,641       4,031,487       1,400,916
     Selling(includes ($29,649), $61,500,
      $1,051,558, and $0, respectively
      of stock based expense)                      1,471,767       3,276,791       2,099,802       1,198,130       1,897,665
     Research and development
      (includes ($363,954), $397,426,
      $0, and $61,250, respectively
      of stock based expense)                      1,009,282       2,475,610       1,906,893       1,493,256       3,966,185
     Depreciation and amortization                34,228,504      33,687,849       4,157,201       1,522,078         398,066
     Chargebacks                                   3,848,739       3,144,686            --              --              --
     Impairment write-down of goodwill           156,123,113            --              --              --              --
     Visa and Mastercard Fines                       860,000            --              --              --              --
     AOL marketing agreement                            --              --         5,558,137            --              --
     Acquired in-process research and
          development                                   --              --         3,700,000            --              --
                                                ------------    ------------    ------------    ------------    ------------
     Total operating expenses                    210,747,523      53,283,151      20,695,674       8,244,951       7,662,832
                                                ------------    ------------    ------------    ------------    ------------
Operating loss                                  (198,864,282)    (43,973,155)    (19,656,772)     (8,216,939)     (7,654,512)
Other income (expense), net                        3,519,079       8,735,779        (696,457)         20,738         495,661
                                                ------------    ------------    ------------    ------------    ------------
Loss from continuing operations before
     income taxes and discontinued
     operations                                 (195,345,203)    (35,237,376)    (20,353,229)     (8,196,201)     (7,158,851)
Income tax benefit                                      --           369,476            --         2,651,838            --
                                                ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                 (195,345,203)    (34,867,900)    (20,353,229)     (5,544,363)     (7,158,851)
                                                ------------    ------------    ------------    ------------    ------------


                                                                          For the Year Ended June 30,
                                                                          ---------------------------
                                                      2001           2000            1999            1998            1997
                                                ------------    ------------    ------------    ------------    ------------


Discontinued operations:
Gain on sale of WeatherLabs operations,
     net of income taxes                                --           884,404            --              --              --
Loss from operations of discontinued
     WeatherLabs operations, net of
     income taxes                                       --          (268,612)     (1,011,484)        (53,604)           --
Income from discontinued direct mail
     advertising operations, net of
     income taxes                                       --              --              --           111,377         300,438
Gain on sale of direct mail advertising
     operations, net of income taxes                    --              --              --         4,394,717            --
Loss from discontinued Internet service
     provider subsidiary, net of income
     taxes                                              --              --              --          (265,674)     (3,040,643)
Gain on sale of Internet service
     provider subsidiary, net of income taxes           --              --              --           232,911            --
                                                ------------    ------------    ------------    ------------    ------------
 Income (loss) from discontinued operations             --           615,792      (1,011,484)      4,419,727      (2,740,205)
                                                ------------    ------------    ------------    ------------    ------------
 Net loss                                       (195,345,203)    (34,252,108)    (21,364,713)     (1,124,636)     (9,899,056)
 Preferred stock dividend                               --              --          (200,000)           --              --
                                                ------------    ------------    ------------    ------------    ------------
 Net loss attributable to common
     shareholders                               (195,345,203)    (34,252,108)    (21,564,713)     (1,124,636)     (9,899,056)
                                                ============    ============    ============    ============    ============
 Basic and diluted net loss per common share:
 Loss from continuing operations                $      (4.58)   $      (0.95)  $       (1.56)  $       (0.66) $        (0.86)

 Net Loss
                                                       (4.58)          (0.94)          (1.64)          (0.13)          (1.19)

 Weighted average common shares                   42,684,821      36,582,662      13,130,216       8,422,345       8,309,467

                                                                        As of June 30,
                                                                        --------------

                                                      2001           2000            1999            1998            1997
                                                ------------    ------------    ------------    ------------    ------------
  Balance Sheet Data:
  Working capital (deficit)                    $  (4,186,008)   $ (2,718,985)  $      76,962   $   3,639,313  $    3,624,308

  Total assets                                    60,172,943     241,167,763      47,102,186      24,020,746      11,320,661
  Long-term obligations                               49,839          93,181         432,704       1,384,132            --
  Convertible Preferred Stock                      3,600,000       3,600,000       3,600,000            --              --

  Stockholders' equity                            14,976,901    $207,985,172   $  37,975,667   $  18,995,696  $    9,826,083

Due  to  numerous  acquisitions   discussed  herein,  the  data  above  may  not
necessarily be comparable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

Forward Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy and certain other statements presented herein, constitute forward looking information within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, risks relating to the Company's continued ability to create or acquire products and services that customers will find attractive and the potential for increased competition which could affect pricing and profitiability.

Overview

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

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $195,345,203, $34,867,900, and $20,353,229 in fiscal 2001, 2000, and 1999, respectively. The Company's operating activities, excluding cash retained for merchant reserves, provided $788,487 of cash during the year ended June 20, 2001 and used $4,097,019 and $7,291,791 of cash during the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had a tangible working capital deficit of $6,433,690 as of June 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of approximately $250,000 (unaudited) after excluding non-cash expenses for amortization and depreciation. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

Results of Operations

Year ended June 30, 2001 compared with year ended June 30, 2000

Revenue

Revenue for the year ended June 30, 2001 (fiscal 2001) was $34,448,596 as compared to $25,819,883 for the year ended June 30, 2000 (fiscal 2000). Revenue of $33,503,596 was received from payment processing, and $945,000 from software distribution agreements during fiscal 2001. During fiscal 2000 revenue of $25,159,219 was received from payment processing, $192,440 from technical support and $468,224 from software distribution agreements. The increase in revenue was due to the full year effect of the DataBank acquisition.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. Cost of revenue for fiscal 2001 was $22,565,355 or 65.5% of revenue as compared to $16,509,887 or 63.9% of revenue for fiscal 2000. Cost of revenue as a percent of revenue increased slightly primarily due to the full year effect of the Company's current business model which took effect upon the completion of the acquisitions discussed above. The Company expects cost or revenue as a percentage of revenue to remain in the range of 64% to 66% for the foreseeable future.

Operating Expenses

General and administrative expense net of non-cash, stock based expense increased 33.4% to $12,215,994 during fiscal 2001 from $9,160,772 during fiscal 2000 principally as a result of the full year effect in fiscal 2001 of the acquisitions discussed above. General and administrative costs as a percentage of sales, remained constant at 35.5%.

Selling expense net of non-cash, stock based expense decreased 53.3% to $1,501,461 during fiscal 2001 from $3,215,291 during fiscal 2000. The decrease in selling expense is attributable to the movement of personnel from sales to operations and the reduction in the Company's workforce in December 2000.

Research and development expense net of non-cash, stock based expense decreased 33.9% to $1,373,236 during fiscal 2001 from $2,078,184 during fiscal 2000.
Research and development expense decreased due to the reduction in the level of support required in the development of the Company's payment processing software.

Depreciation and amortization expense increased 1.6% to $34,228,504 during fiscal 2001 from $33,687,849 during fiscal 2000. The increase in depreciation and amortization expense was due to the cost and timing of the acquisitions discussed throughout this report offset by the impairment write-downs of goodwill recorded in the quarters ended December 31, 2000 and March 31, 2001 and June 30, 2001 as discussed below.

Statement  of  Financial  Accounting  Standards  No.  121,  "Accounting  for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended December 31, 2000 the Company evaluated the realizability of the goodwill recorded in connection with the acquisitions discussed previously. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. The analysis resulted in a non-cash impairment write-down of goodwill of $142,000,000. During the quarter ended March 31, 2001 the Company completed a third party evaluation of the bank involved in the Company's acquisition of CaribCommerce, Ltd. (see Notes 2 and 8 to the consolidated financial statements). Upon a determination that no agreement would be consummated with the bank, the Company assessed the realizability of the recorded goodwill associated with the acquisition and concluded that the unamortized balance of $3,429,113 should be written off at March 31, 2001. At June 30, 2001 the Company evaluated the realizability of the remaining goodwill under current market conditions. Applying the same methodology utilized previously, the Company recorded a non-cash impairment write-down of goodwill of $10,694,000. The write-downs had no impact on the Company's future cash flows. As a result of the write-downs, the remaining net goodwill of approximately $15.9 million at June 30, 2001 is being amortized at a rate of approximately $422,000 per month beginning in July 2001.

During fiscal 2001, the Company experienced $3,848,739 of uncollectible credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant reserves. However, actual results could differ materially from these estimates.

Non-cash general and administrative expense related to the issuance of stock and stock options was $246,476 during fiscal 2001 compared to $1,996,369 during fiscal 2000. Non-cash compensation during fiscal 2000 was principally attributable to cashless exercises of stock options and accounting for stock options under variable plan accounting. Income was recorded during 2001 due to a reversal of expense of $649,000 taken in prior periods resulting from changes in the market price of the Company's common stock in accordance with variable plan accounting for the stock options. This was offset by $895,478 recognized as expense for options issued to the previous Chairman of the Board of Directors. Non-cash expense in future periods will be effected by changes in the quoted market price of the Company's common stock due to variable plan accounting for stock options.

Other Income (Expense)

The Company recorded other income, net of $3,519,079 in fiscal 2001. A gain on the return of common shares in the amount of $3,109,544, as discussed below, and interest income on notes receivable and cash balances in the amount of $697,951 was offset by interest expense of $211,827 on notes payable and losses on the disposal of equipment of $66,923. In fiscal 2000, the Company recorded other income, net of $8,735,779. Interest expense of $366,137 on notes payable and capital leases was offset by the gain on the sale of our investment in CommTouch of $8,636,575 and interest income of $500,941.

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

Discontinued Operations

During October 1999, the Company sold its WeatherLabs operation, which resulted in a pretax gain of $1,415,047. The results of the WeatherLabs operation are presented as discontinued operations. The WeatherLabs operations incurred pretax losses of $429,779 for fiscal 2000.

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

Operating Expenses

General and administrative expense net of non-cash, stock based expense increased 181.1% to $9,160,772 during fiscal 2000 from $3,259,243 during fiscal 1999. The increase in general and administrative expense was principally attributable to the increase in administrative staff costs associated with the acquisitions of DataBank, SecureBank and CaribCommerce, and $936,500 of expenses associated with bad debts.

Selling expense net of non-cash, stock based expense increased 206.7% to $3,215,291 during fiscal 2000 from $1,048,244 during fiscal 1999. The increase in selling expense is attributable to additional staff costs associated with the payment processing operations.

Research and development expense net of non-cash, stock based expense increased 9.0% to $2,078,184 during fiscal 2000 from $1,906,893 during fiscal 1999.
Research and development expense increased due to an increase in staff as the company continued to develop its payment processing software.

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

Non-cash general and administrative expense related to the issuance of stock and stock options increased 87.3% to $1,996,369 during fiscal 2000 from $1,065,956 during fiscal 1999. Non-cash compensation during fiscal 2000 was principally attributable to cashless exercises of stock options and accounting for stock options under variable plan accounting. Non-cash compensation during fiscal 1999 related to stock issued at the then current market value for the severance agreement payments made to the former owner of Books Now (see Note 3 to the consolidated financial statements). Non-cash expense in future periods will be effected by changes in the quoted market price of the Company's common stock due to variable plan accounting for stock options.

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

Discontinued Operations

During October 1999, the Company sold its WeatherLabs operation, which resulted in a pretax gain of $1,415,047. The results of the WeatherLabs operation are presented as discontinued operations. The WeatherLabs operations incurred pretax losses of $429,779 and $1,011,484 for fiscal 2000 and 1999, respectively.

Quarterly Results

The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 2001 and fiscal 2000. This information has been derived from the quarterly financial statements of the Company which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.


                                                               For the three months ended
                                                               --------------------------
                                              Sep. 30, 2000    Dec. 31,  2000   Mar. 31, 2001    Jun 30,  2001
                                              -------------    -------------    -------------    -------------
Revenue                                       $   9,495,909    $   9,137,924    $   8,529,137    $   7,285,626
Cost of revenue                                   6,153,625        6,198,506        5,167,762        5,045,462
                                              -------------    -------------    -------------    -------------
     Gross margin                                 3,342,284        2,939,418        3,361,375        2,240,164
                                              -------------    -------------    -------------    -------------
Operating expenses:
     Depreciation and amortization               12,941,662       13,489,448        3,829,824        3,967,570
     General and administrative
      (includes $(255,653), $0, $0, and
      $1,245,776, respectively of stock
      based expense)                              2,113,486        2,824,216        2,236,971        6,031,445
     Selling
      (includes ($29,694), $0, $0, and
      $0, respectively of stock based
      expense)                                      750,410          548,798           93,773           78,786
     Research and development
      (includes ($363,954), $0, $0, and
      $0, repectively of stock based
      expense)                                       80,994          513,257           55,876          359,155
     Chargebacks                                       --            249,000          250,000        3,349,739
     Impairment write-down of goodwill                 --        142,000,000        3,429,113       10,694,000
     Visa and Mastercard Fines                         --               --               --            860,000
                                              -------------    -------------    -------------    -------------
Total operating expenses                         15,886,552      159,624,719        9,895,557       25,340,695
Operating loss                                  (12,544,268)    (156,685,301)      (6,534,182)     (23,100,531)
Other income (expense), net                          31,259        3,166,521          214,999          106,300
                                              -------------    -------------    -------------    -------------
Loss before income taxes                        (12,513,009)    (153,518,780)      (6,319,183)     (22,994,231)
Income tax (expense) benefit                           --               --               --               --
                                              -------------    -------------    -------------    -------------
Net loss                                      $ (12,513,009)   $(153,518,780)   $  (6,319,183)   $ (22,994,231)
                                              -------------    -------------    -------------    -------------
Net loss per common share:
      Basic and diluted                               (0.26)           (3.64)           (0.16)           (0.57)
                                              =============    =============    =============    =============

Weighted average common shares outstanding:
      Basic and diluted                          48,399,457       42,164,840       40,044,444       40,044,444
                                              =============    =============    =============    =============

                                                                For the three months ended
                                                               --------------------------
                                              Sep. 30,  1999   Dec. 31,  1999   Mar. 31,  2000   Jun 30, 2000
                                              -------------    -------------    -------------    -------------
Revenue                                       $   2,832,929    $   6,157,954    $   8,799,382    $   8,029,618
Cost of revenue                                   1,346,794        3,434,725        4,401,878        7,326,490
                                              -------------    -------------    -------------    -------------
     Gross margin                                 1,486,135        2,723,229        4,397,504          703,128
                                              -------------    -------------    -------------    -------------
Operating expenses:
     Depreciation and amortization                1,971,512        6,478,108       12,402,103       12,836,126
     General and administrative
      (includes $6,940, $172,681,
       $1,102,171, and $255,652,
       respectively of stock based
       expense)                                     883,413        1,892,700        3,136,184        4,785,919
     Selling
      (includes $172, $4,285, $27,349,
       and $29,694, respectively of
       stock based expense)                         602,889          921,254          785,308          967,340
     Research and development
      (includes $181, $4,509, $22,781,
       and $363,954, respectively of
       of stock based expense)                      576,400          701,348          366,886          830,975
     Chargebacks                                       --          2,884,247          260,439             --
                                              -------------    -------------    -------------    -------------
Total operating expenses                          4,034,214       12,877,657       16,950,920       19,420,360
Operating loss                                   (2,548,079)     (10,154,428)     (12,553,416)     (18,717,232)
Other income (expense), net                         (63,340)         (40,988)       8,383,892          456,214
                                              -------------    -------------    -------------    -------------
Loss before income taxes and discontinued
      operations                                 (2,611,419)     (10,195,416)      (4,169,524)     (18,261,018)
Income tax (expense) benefit                       (114,641)         413,957             --             70,160
                                              -------------    -------------    -------------    -------------
Loss from continuing operations                  (2,726,060)      (9,781,459)      (4,169,524)     (18,190,858)
                                              -------------    -------------    -------------    -------------
Discontinued operations:
      Loss from operations of discontinued
      WeatherLabs operations, net of
        income tax benefit                         (191,070)         (77,542)           --               --
      Gain on sale of WeatherLabs
        operations, net
        of income tax provision                        --            767,472            --             116,933
                                              -------------    -------------    -------------    -------------
Income (loss) from discontinued operations         (191,070)         689,930            --             116,933
                                              -------------    -------------    -------------    -------------
Net loss                                         (2,917,130)      (9,091,529)      (4,169,524)    $(18,073,925)
                                              -------------    -------------    -------------    -------------

Net loss per common share:
      Basic and diluted                       $       (0.16)   $       (0.26)   $       (0.09)   $       (0.38)
                                              =============    =============    =============    =============

Weighted average common shares outstanding:
      Basic and diluted                          18,557,499       35,183,224       45,954,213       47,681,846
                                              =============    =============    =============    =============

(1) The sum of net loss per share amounts for the four quarters may not equal annual amounts due to rounding.

Liquidity and Capital Resources

The Company may need to raise additional capital to finance future plans for expansion. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business. Since its inception, our business has incurred significant losses, and as of September 30, 2001, had an approximate accumulated deficit of $267,000,000. As a result, there is an uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2001 fiscal year. The Company is expected to incur operating losses for the foreseeable future. We cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

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

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime.

Operating activities used $9,630,188 in cash during fiscal 2001 compared to $1,320,416 which was provided by operating activities during fiscal 2000. The net loss of $(195,345,703) incurred in fiscal 2001 was offset by non-cash depreciation, amortization and impairment write-down of goodwill expenses of $190,351,616. The decrease in operating cash flows is primarily due to the increase in restricted cash.

During fiscal 2000 non-cash depreciation and amortization expenses of $33,687,849 offset the net loss of $(34,252,108). Other items that increased cash provided by operating activities in fiscal 2000 included an increase in merchant reserves of $14,317,435, an increase in accounts payable of $4,057,222, and increases in various other liabilities. Other adjustments that decreased cash provided by operating activities in fiscal 2000 included the $8,636,575 gain on the sale of CommTouch, the movement of $6,400,000 to provide collateral to SKNANB, the deposit of $2,500,000 placed with a processor, and increases in the balances of various asset accounts.

Cash used by investing activities during fiscal 2001 was $880,415 and cash provided by investing activities was $5,054,095 during fiscal 2000. During fiscal 2001 $907,268 was used for the purchase of property and equipment, offset by proceeds of $26,853 from the sale of equipment. During fiscal 2000, investing activities provided $9,386,575 from the sale of CommTouch Software, Ltd stock, $3,570,093 from the sale of the WeatherLabs operations, $670,300 from the increase in net long term assets of discontinued operations and $428,096 in cash received from acquired companies. Investing activities used $4,689,000 for software licenses, $3,461,969 for the purchase of equipment, $150,000 for cash payments associated with acquisitions of companies, and $700,000 to purchase a merchant portfolio.

Cash provided by financing activities was $3,840,094 during fiscal 2001. In fiscal 2000 the Company used $1,373,094 in financing activities. During fiscal 2001 warrants to purchase 1,000,000 shares of common stock at $5.20 per share were exercised by Transaction Systems Architect, Inc. ("TSAI") providing the Company with $5,200,000 of cash. The cash provided by the sale of stock to TSAI was partially offset by cash expended to repay notes payable and capital lease obligations in the amounts of $1,012,750 and $347,156 respectively. During fiscal 2000, the Company used cash for financing activities for repayments on capital lease obligations of $1,082,874 and repayments on notes of $960,614 while cash provided by investing activities was $598,518 from the issuance of common stock upon the exercise of stock options and $71,876 from the issuance of common stock upon the exercise of warrants.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $15,932,427 and other intangible assets is $6,181,131. Amortization expense during the year ended June 30, 2001 was $31,594,853. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

The Company does not hold any investments in market risk sensitive instruments as contemplated by Item 305 of Regulation S-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

The  consolidated   financial   statements  and  report  of  independent  public
accountants are filed as part of this report on pages F-1 through F-37.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         -----------------------------------------------------------------------
         FINANCIAL STATEMENT DISCLOSURE.
         -------------------------------

On June 4, 2001, Arthur Andersen LLP notified the Company that it declined to stand for re-election as our independent accountants and that the client-auditor relationship between DCTI and Arthur Andersen LLP had ceased. The report of Arthur Andersen LLP on our consolidated financial statements as of and for the year ended June 30, 2000 contained the following explanatory paragraph:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $34,867,900, $20,353,229, and $5,544,363 during the years ended June 30, 2000, 1999, and 1998, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019, $7,291,791 and $6,400,982 of cash during the years ended June 30,
2000, 1999 and 1998, respectively. Additionally, the Company has a tangible working capital deficit of $4,872,841 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Except for the foregoing, the reports of Arthur Andersen LLP on our financial statements for each of the past two fiscal years contained no adverse opinions or disclaimers or opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Our Board of Directors has accepted the cessation of our relationship with Arthur Andersen LLP.

In connection with the audits of the two fiscal years ended June 30, 2000 and during the subsequent period from July 1, 2000 through June 4, 2001, we had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to their satisfaction, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their opinion.

During the two most recent fiscal years and through June 4, 2001, there occurred no reportable events (as such term is defined in Item 304(a)(1)(v) of the Commission's Regulation S-K).

We have elected BDO Seidman, LLP as our new independent accountants as of June 4, 2001. We have not consulted with BDO Seidman prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of a disagreement or a reportable event (as such terms are defined in Item 304(a)(1) of the Commission's Regulation S-K).

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Located in Part I as permitted by General Instruction G.(3) and by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

Incorporated by reference to the Registrant's Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

Incorporated by reference to the Registrant's Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

Incorporated by reference to the Registrant's Proxy Statement for its 2001 annual meeting of stockholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a)      INDEX TO FINANCIAL STATEMENTS


Title of Documents
------------------
                                                                                                   Page No.
                                                                                                   --------
DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

Reports of Independent Certified Public Accountants                                                  F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000                                             F-3

Consolidated Statements of Operations for the Years
         Ended June 30, 2001, 2000, and 1999                                                         F-5

Consolidated Statements of Preferred Stock and Stockholders' Equity for
         the Years Ended June 30,  2001, 2000, and 1999                                              F-7

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 2001, 2000, and 1999                                                         F-10

Notes to Consolidated Financial Statements                                                           F-12


         (b)      CURRENT REPORTS ON FORM 8-K

                  On June 11, 2001 the Company filed form 8-K under item 4 disclosing the change of auditors discussed above.

         (c)      EXHIBITS

         The following documents are included as exhibits to this report.

         Exhibits         Exhibit Description                                        Page or Location
         --------         -------------------                                        ----------------

         3.1              Amended and restated certificate of incorporation                 (1)
         3.2              By-laws                                                           (1)
         10.1             Lease Agreement                                                   (2)
         10.2             Second Amended and Restated Incentive Plan                        (3)
         10.3             Stock Exchange Agreement with Digital Courier                     (4)
                               International, Inc.
         10.4             Securities Purchase Agreement with Brown Simpson dated November
                              23, 1998 as amended December 2, 1998                          (5)
         10.5             Securities Purchase Agreement with Brown Simpson dated March 3,
                              1999                                                          (6)
         10.6             Agreement with Brown Simpson dated June 7, 1999                   (8)
         10.8             Stock Purchase Agreement with SB.Com, Inc.                        (7)
         10.9             Securities Purchase Agreement with Transaction Systems
                              Architects, Inc.                                              (7)
         10.10            Settlement Services Agreement with St. Kitts Nevis Anguilla       (8)
                              National Bank
         10.11            Transaction Processing Services Agreement with Equifax Card       (8)
                              Services, Inc.
         10.12            Global Master Service Agreement with Global Payment Systems LLC   (8)
         10.13            Form of DataBank Settlement Agreement                             (8)
         21.1             Subsidiaries of the Registrant                                    (8)

(1) Incorporated by reference to the Company's Annual Report for the year ended June 30, 1998.
(2) Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.
(3) Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on January 13, 2000.
(4) Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special Stockholders meeting to be held on September 16, 1998.
(5) Incorporated by reference to the Company's Form 8-K filed on December 11, 1998.
(6)      Incorporated  by reference to the Company's Form 8-K filed on March 10,
         1999.
(7)      Incorporated  by reference to the Company's  Form 8-K filed on June 21,
         1999.
(8) Incorporated by reference to the Company's Annual Report for the year ended June 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Digital Courier Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Digital Courier Technologies, Inc. as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. We have also audited Schedule II - Valuation and Qualifying Accounts (the Schedule). These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier Technologies, Inc. as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP

San Francisco, California

September 20, 2001 (except Note 13, which is as of October 16, 2001)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Digital Courier Technologies, Inc. and subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier Technologies, Inc. and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $34,867,900 and $20,353,229 during the years ended June 30, 2000 and 1999, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019 and $7,291,791 of cash during the years ended June 30, 2000 and 1999, respectively. Additionally, the Company has a tangible working capital deficit of $4,872,841 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARTHUR ANDERSEN LLP
-----------------------
    Salt Lake City, Utah
    December 1, 2000


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2001 AND 2000

                                     ASSETS
                                     ------

                                                                                        2001              2000
                                                                                   -------------    -------------
CURRENT ASSETS:
   Cash                                                                            $     712,264    $   7,382,773
   Restricted cash                                                                    31,008,230        6,400,000
   Receivable from payment processor                                                   1,154,607        5,314,655
   Deposit with payment processor                                                      2,067,148        2,500,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $0and $681,000, respectively                                                           --          2,693,663
   Current portion of prepaid software license                                         2,247,684        2,153,856
   Prepaid expenses and other current assets                                             170,262          325,478
                                                                                   -------------    -------------

                Total current assets                                                  37,360,195       26,770,425
                                                                                   -------------    -------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                       8,353,347        8,519,923
   Furniture, fixtures and leasehold improvements                                        593,416        1,204,231
                                                                                   -------------    -------------

                                                                                       8,946,763        9,724,154
   Less accumulated depreciation and amortization                                     (5,999,889)      (4,957,120)
                                                                                   -------------    -------------

                Net property and equipment                                             2,946,874        4,767,034
                                                                                   -------------    -------------

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of
   $54,472,885 and $34,135,690, respectively                                          15,932,427      200,858,061
                                                                                   -------------    -------------

PREPAID SOFTWARE LICENSE, net of current portion                                       3,933,447        5,923,104
                                                                                   -------------    -------------

OTHER ASSETS                                                                                --         2,849,139
                                                                                   -------------    -------------

                                                                                   $  60,172,943    $ 241,167,763
                                                                                   =============    =============

                See accompanying notes to consolidated financial
                                   statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND 2000 (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                      2001              2000
                                                                                  -------------    -------------

CURRENT LIABILITIES:
   Notes payable (including related party notes payable
    of $1,148,601 and $1,150,000)                                                 $   1,656,655    $   1,150,000
   Current portion of capital lease obligations                                          43,342          347,156
   Accounts payable                                                                     723,067        4,368,653
   Merchant reserves                                                                 28,074,138       14,317,435
   Software license payable                                                               --           2,500,000
   Accrued merchant payable                                                           2,920,085        2,122,265
   Settlements due to merchants                                                         741,057        1,497,024
   Accrued chargebacks                                                                1,727,637        1,835,124
   Due to processor                                                                   2,484,107             --
   Deferred revenue                                                                     486,776          231,776
   Other accrued liabilities                                                          2,689,339        1,119,977
                                                                                  -------------    -------------

                Total current liabilities                                            41,546,203       29,489,410
                                                                                  -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                        49,839           93,181
                                                                                  -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 8 and 12)

Convertible Preferred Stock, $10,000 par value;
  2,500,000 shares authorized, 360 shares
  outstanding (liquidation preference of $3,600,000)                                  3,600,000        3,600,000
                                                                                  -------------    -------------
STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 75,000,000 shares authorized,
     40,044,444and 47,682,066 shares outstanding, respectively                            4,004            4,768
   Additional paid-in capital                                                       279,355,836      277,018,140
   Warrants outstanding                                                               1,363,100        1,363,100
   Stock subscription                                                                   (12,000)         (12,000)
   Accumulated deficit                                                             (265,734,039)     (70,388,836)
                                                                                  -------------    -------------

                  Total stockholders' equity                                         14,976,901      207,985,172
                                                                                  -------------    -------------

                                                                                  $  60,172,943    $ 241,167,763
                                                                                  =============    =============

                See accompanying notes to consolidated financial
                                  statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999


                                                                         2001               2000            1999
                                                                     -------------    -------------    -------------

REVENUE                                                              $  34,448,596    $  25,819,883    $   3,601,273

COST OF REVENUE                                                         22,565,355       16,509,887        2,562,371
                                                                     -------------    -------------    -------------

                Gross margin                                            11,883,241        9,309,996        1,038,902
                                                                     -------------    -------------    -------------

OPERATING EXPENSES:
   General and administrative (includes $990,124,
     $1,537,443 and $14,398, respectively, of
     stock-based expense)                                               13,206,118       10,698,215        3,273,641
   Selling
    (includes ($29,649), $61,500, and $1,051,558,
     respectively of stock based expense)                                1,471,767        3,276,791        2,099,802
   Research and development
    (includes ($363,954), $397,426, and $0
     respectively of stock based expense)                                1,009,282        2,475,610        1,906,893
   Depreciation and amortization                                        34,228,504       33,687,849        4,157,201
   Chargebacks                                                           3,848,739        3,144,686             --
   Impairment write-down of goodwill                                   156,123,113             --               --
   Visa and Mastercard fines                                               860,000             --               --
   AOL agreement                                                              --               --          5,558,137
   Acquired in process research and development                               --               --          3,700,000
                                                                     -------------    -------------    -------------

                Total operating expenses                               210,747,523       53,283,151       20,695,674
                                                                     -------------    -------------    -------------

OPERATING LOSS                                                        (198,864,282)     (43,973,155)     (19,656,772)
                                                                     -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest and other income                                               697,951          500,941           63,846
   Gain on sale of CommTouch stock                                            --          8,636,575             --
   Gain on return of common shares                                       3,109,544             --               --
   Loss on sale of assets                                                  (66,923)            --           (379,822)
   Interest expense                                                       (211,827)        (366,137)        (371,203)
   Other expense                                                            (9,666)         (35,600)          (9,278)
                                                                     -------------    -------------    -------------

                Net other income (expense)                               3,519,079        8,735,779         (696,457)
                                                                     -------------    -------------    -------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                  (195,345,203)     (35,237,376)     (20,353,229)

INCOME TAX BENEFIT                                                            --            369,476             --
                                                                     -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                                       (195,345,203)     (34,867,900)     (20,353,229)
                                                                     -------------    -------------    -------------

                See accompanying notes to consolidated financial
                                   statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED JUNE 30, 2001, 2000 and 1999 (Continued)


                                                                            2001            2000             1999
                                                                      ----------------   ------------    ------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued
     WeatherLabs  operations,  net of income
     tax benefit of $0, $161,167, and $0, respectively                            --     $   (268,612)   $ (1,011,484)

   Gain on sale of WeatherLabs operations, net of income
     tax provision of $530,643                                                    --          884,404            --
                                                                      ----------------   ------------    ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                        --          615,792      (1,011,484)

NET LOSS                                                                  (195,345,203)   (34,252,108)    (21,364,713)
                                                                      ----------------   ------------    ------------

PREFERRED STOCK DIVIDEND                                                          --          --          (200,000)
                                                                      ----------------   ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON  SHAREHOLDERS                         $   (195,345,203)  $(34,252,108)   $(21,564,713)
                                                                      ================   ============    ============
NET INCOME (LOSS) PER COMMON SHARE:


Basic and diluted -

   Loss from continuing operations                                    $          (4.58)  $      (0.95)   $      (1.56)
                                                                      ================   ============    ============

   Income (loss) from discontinued operations                         $           --     $       0.01    $      (0.08)
                                                                      ================   ============    ============

   Net loss                                                           $          (4.58)  $      (0.94)   $      (1.64)
                                                                      ================   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  42,684,821     36,582,662      13,130,216
                                                                      ================   ============    ============


                See accompanying notes to consolidated financial
                                   statements.



               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                 (SPLIT TABLE)

                                                                                                   Additional
                                               Preferred Stock                Common Stock          Paid-in         Warrants
                                             Shares         Amount      Shares            Amount    Capital       Outstanding
                                            --------       --------    --------          --------  --------        --------
BALANCE, June 30, 1998                         --       $    --       8,268,489          $ 827    $31,196,354     $2,519,106
Issuance of common stock for cash              --            --       2,050,000            205      9,797,795           --
Issuance of Series A preferred
   stock for cash                               360     3,600,000          --             --         (174,000)          --

Exercise of stock options                      --            --       1,083,529            108      3,132,722           --
Acquisition of shares in cashless
   exercise of stock options                   --            --        (335,833)           (33)    (2,174,655)          --
Issuance of common stock to
   acquire Digital Courier
   International                               --            --       4,659,080            466     14,026,872           --
Issuance of common stock to
   acquire SecureBank                          --            --       2,840,000            284     17,837,756           --
Issuance of common stock and
   warrants to acquire Access
   Services                                    --            --         300,000             30      1,631,370        440,000


                             (SPLIT TABLE CONTINUED)



                                             Receivable
                                             Settled in          Stock Sub-
                                            Repurchased        Subscriptions        Accumulated
                                            Common Stock        Receivable            Deficit
                                           ------------        -------------         --------
BALANCE, June 30, 1998                     $(148,576)               --          $(14,572,015)
Issuance of common stock for cash               --                  --                  --
Issuance of Series A preferred
   stock for cash                               --                  --              (200,000)

Exercise of stock options                       --                  --                  --
Acquisition of shares in cashless
   exercise of stock options                    --                  --                  --
Issuance of common stock to
   acquire Digital Courier
   International                                --               (12,000)               --
Issuance of common stock to
   acquire SecureBank                           --                  --                  --
Issuance of common stock and
   warrants to acquire Access
   Services                                     --                  --                  --



                See accompanying notes to consolidated financial
                                  statements.


               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (Continued)

                                 (SPLIT TABLE)


                                                                                                     Additional
                                           Preferred Stock                Common Stock                Paid-in         Warrants
                                        Shares       Amount         Shares            Amount          Capital        Outstanding
                                    -------------   ----------   -------------    -------------    -------------    -------------
Issuance of common stock in
   settlement with former owner
   of Books Now                              --     $     --           205,182    $          20    $   1,051,538    $        --

Issuance of contingent shares of
   common stock related to
   acquisition of WeatherLabs                --           --           101,035               10          593,570             --

Issuance of common stock and
   warrants in connection with
   @Home agreement                           --           --            20,534                2          223,305          887,000

Reacquisition and retirement of
   common stock  and warrants in
   connection with termination of
   AOL agreement                             --           --          (601,610)             (60)      (4,234,615)      (2,519,106)


Repurchase of common shares as
   settlement of receivable                  --           --           (33,016)              (3)        (148,573)            --

Issuance of warrants in
   connection with loan agreement            --           --              --               --               --             36,100
Net loss                                     --           --              --               --               --               --
                                    -------------   ----------   -------------    -------------    -------------    -------------

BALANCE, June 30, 1999                        360   3,600,000       18,557,390            1,856       72,759,439        1,363,100

Issuance of common stock  to
   acquire DataBank
   International, Ltd.                       --           --        28,027,500            2,802      196,754,247             --
Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                       --           --           600,000               60        4,837,740             --
Exercise of stock options                    --           --           826,604               83        4,355,145             --

                             (SPLIT TABLE CONTINUED)

                                                            Receivable
                                                            Settled in          Stock Sub-
                                                           Repurchased        Subscriptions            Accumulated
                                                           Common Stock        Receivable                Deficit
                                                          -------------       -------------            -------------
Issuance of common stock in
   settlement with former owner
   of Books Now                                            $        --     $        --             $        --

Issuance of contingent shares of
   common stock related to
   acquisition of WeatherLabs                                       --              --                      --

Issuance of common stock and
   warrants in connection with
   @Home agreement                                                  --              --                      --

Reacquisition and retirement of
   common stock  and warrants in
   connection with termination of
   AOL agreement                                                    --              --                      --


Repurchase of common shares as
   settlement of receivable                                      148,576            --                      --

Issuance of warrants in
   connection with loan agreement                                   --              --                      --
Net loss                                                            --              --               (21,364,713)
                                                           -------------   -------------           -------------

BALANCE, June 30, 1999                                              --           (12,000)

Issuance of common stock  to
   acquire DataBank
   International, Ltd.                                              --              --                      --
Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                                              --              --                      --
Exercise of stock options                                           --              --                      --

                See accompanying notes to consolidated financial
                                   statements.



               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999 (Continued)

                                 (SPLIT TABLE)


                                                                                                     Additional
                                           Preferred Stock                Common Stock                Paid-in         Warrants
                                        Shares       Amount         Shares            Amount          Capital        Outstanding
                                  -------------    ----------   -------------    -------------    -------------    -------------
Acquisition of shares in cashless
   exercise of stock options               --     $      --          (360,428)   $         (36)   $  (2,471,103)   $       --

Compensation expense in
   connection with outstanding
   options                                 --            --               --               --           649,300            --

Issuance of common stock upon the
   exercise of warrants                    --            --            25,000                2           71,873            --
Issuance of common stock in
   settlement with former employee         --            --             6,000                1           61,499            --
Net loss                                   --            --               --               --               --             --
                                  -------------    ----------   -------------    -------------    -------------    -------------
BALANCE, June 30, 2000                      360   $3,600,000       47,682,066    $       4,768    $ 277,018,140    $   1,363,100

Compensation expense in
   connection with outstanding
   options                                 --            --               --               --           246,476            --

Issuance of common stock upon the
   exercise of warrants                    --            --         1,000,000              100        5,199,900            --
Return of Shares                           --            --        (8,637,622)            (864)      (3,108,680)           --
Net loss                                   --            --               --               --               --             --
BALANCE, June 30, 2001                      360   $3,600,000       40,044,444    $       4,004    $ 279,355,836    $   1,363,100
                                  =============    ==========   =============    =============    =============    =============

                             (SPLIT TABLE CONTINUED)


                                                          Receivable
                                                          Settled in               Stock Sub-
                                                         Repurchased             Subscriptions        Accumulated
                                                         Common Stock             Receivable            Deficit
                                                        -------------            -------------        -------------
Acquisition of shares in cashless
   exercise of stock options                                  $  --                    --           $          --

Compensation expense in
   connection with outstanding
   options                                                       --                    --                      --

Issuance of common stock upon the
   exercise of warrants                                          --                    --                      --
Issuance of common stock in
   settlement with former employee                               --                    --                      --
Net loss                                                         --                    --               (34,252,108)
                                                        -------------            -------------        -------------

BALANCE, June 30, 2000                                        $  --           $     (12,000)        $   (70,388,836)

Compensation expense in
   connection with outstanding
   options                                                       --                    --                      --

Issuance of common stock upon the
   exercise of warrants                                          --                    --                      --
Return of Shares                                                 --                    --                      --
Net loss                                                         --                    --              (195,345,203)
BALANCE, June 30, 2001                                        $  --           $     (12,000)        $  (265,734,039)

                                                        =============            =============        =============

                See accompanying notes to consolidated financial
                                  statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JUNE 30, 2001, 2000AND 1999

                           Increase (Decrease) in Cash

                                                                                     2001                2000            1999
                                                                                  -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(195,345,203)   $ (34,252,108)   $ (21,364,713)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                    34,228,503       33,687,849        4,157,201
    Provision for doubtful accounts - notes receivable                                2,197,596             --               --
    Loss from impairment write-down of goodwill                                     156,123,113             --               --
    Gain on return of common shares                                                  (3,109,544)            --               --
        Gain on sale of CommTouch stock                                                    --         (8,636,575)            --
    Gain of sale of WeatherLabs operations                                                 --         (1,415,047)            --
    Non-cash expense related to the issuance of stock and stock
      options                                                                           246,476        1,996,369        1,065,956
    Loss related to MasterCoin assets                                                      --            802,500             --
    Amortization and write-off of AOL anchor tenant placement costs
                                                                                           --               --          5,558,137
    Acquired in-process research and development                                           --               --          3,700,000
    Issuance of common stock and warrants in connection with @Home
      agreement                                                                            --               --          1,110,307
    Loss on sale of assets                                                               66,923             --            379,822
    Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
         Restricted cash                                                            (24,608,230)      (6,400,000)            --
         Receivable from payment processor                                            4,160,048       (4,903,341)            --
         Trade accounts receivable                                                    2,693,663       (2,145,617)        (421,118)
         Deposit with payment processor                                                 432,852       (2,500,000)            --
         Other receivables                                                              155,216          856,000         (278,172)
         Prepaid advertising                                                               --               --            675,000
         Prepaid software license                                                          --         (1,596,544)         225,880
         Other current assets                                                              --           (135,556)          24,815
         Net current assets of discontinued operations                                     --           (550,947)        (429,289)
         Other assets                                                                  (151,131)         314,969         (266,667)
         Accounts payable                                                            (2,220,008)       4,057,222       (1,310,659)
         Accrued merchant payable                                                       797,820        2,122,265             --
         Software license payable                                                    (2,500,000)       2,500,000             --
         Merchant reserves                                                           13,756,703       14,317,435             --
         Due to processor                                                             2,484,107             --               --
         Settlements due to merchants                                                  (755,967)       1,497,024             --
         Accrued chargebacks                                                           (107,487)       1,835,124             --
         Deferred revenue                                                               255,000          231,776             --
         Accrued liabilities                                                          1,569,362         (362,382)        (118,291)
                                                                                  -------------    -------------    -------------

             Net cash provided by (used in) operating activities                     (9,630,188)       1,320,416       (7,291,791)
                                                                                  -------------    -------------    -------------

                See accompanying notes to consolidated financial
                                  statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 30, 2001, 2000AND 1999 (Continued)

                           Increase (Decrease) in Cash

                                                                                        2001            2000            1999
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans made in connection with SB.com acquisition and sale of Books Now
     and Videos Now assets                                                          $       --      $       --      $ (2,300,000)
   Prepayment of software license                                                           --        (4,689,000)     (4,517,296)
   Increase in receivable from Digital Courier International, Inc.                          --              --          (849,203)
   Purchase of property and equipment                                                   (907,268)     (3,461,969)       (797,126)
   Purchase of intangible                                                                   --          (700,000)           --
   Payments associated with acquisitions                                                    --          (150,000)           --
   Proceeds from sale of CommTouch stock                                                    --         9,386,575            --
   Net proceeds from sale of WeatherLabs operations                                         --         3,570,093            --
   Net proceeds from sale of assets                                                       26,853            --           362,642
   Net cash acquired in acquisitions                                                        --           428,096          87,671
   Change in net long-term assets of discontinued operations                                --           670,300        (520,827)
                                                                                    ------------    ------------    ------------

                Net cash provided by (used in) investing activities                     (880,415)      5,054,095      (8,534,139)
                                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock                            5,200,000          71,876      13,024,000
   Net proceeds from exercise of stock options                                              --           598,518         943,750
   Proceeds from borrowings                                                                 --              --         2,350,000
   Principal payments on capital lease obligations                                      (347,156)     (1,082,874)       (867,827)
   Principal payments on borrowings                                                   (1,012,750)       (960,614)       (454,361)
                                                                                    ------------    ------------    ------------

                Net cash provided by (used in) financing activities                    3,840,094      (1,373,094)     14,995,562
                                                                                    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                       (6,670,509)      5,001,417        (830,368)
CASH AT BEGINNING OF YEAR                                                              7,382,773       2,381,356       3,211,724
                                                                                    ------------    ------------    ------------

CASH AT END OF YEAR                                                                 $    712,264    $  7,382,773    $  2,381,356
                                                                                    ============    ============    ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                           $    189,736    $    214,785    $    347,139



                See accompanying notes to consolidated financial
                                   statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation

Digital  Courier  Technologies,   Inc.("DCTI"),   a  Delaware  corporation,  was
originally incorporated May 16, 1985. DCTI and its predecessor have acquired and sold several companies during the last four fiscal years.

On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of DCTI and adopted the name for the parent company, Books Now, Inc. ("Books Now") and the stock of WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), the stock of SB.com, Inc. ("SB.com") and acquired the stock of Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), the stock of CaribCommerce, Ltd. ("CaribCommerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions. In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former major shareholder. In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

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

DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations and Related Risks

The Company currently provides advanced e-payment services for businesses, merchants, and financial institutions. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. In fiscal 2001 and 2000, our revenues were derived primarily from processing payments for the internet gaming and e-tailing industries.

During fiscal 1999, as a result of internal development and the acquisitions of Access Services, SB.com and DCII, the Company began to provide credit card processing solutions for merchants and financial institutions. The Company's credit card processing services were expanded during fiscal 2000 with the acquisitions of DataBank, CaribCommerce and MasterCoin.

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

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $195,345,203, $34,867,900, and $20,353,229 in fiscal 2001, 2000, and 1999, respectively. The Company's operating activities, excluding cash retained for merchant reserves, provided $788,487 of cash during the year ended June 30, 2001 and used $4,097,019 and $7,291,791 of cash during the years ended June 30, 2000 and 1999, respectively. Additionally, the Company had a tangible working capital deficit (current assets minus current liabilities and the current portion of the prepaid software license)of $4,986,190 as of June 30, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern.

In July 2000, warrants to purchase 1,000,000 shares of common stock at $5.20 per share were exercised by Transaction Systems Architects, Inc. ("TSAI") providing the Company with $5,200,000 of cash (see Note 5). In September 2000, the Company paid TSAI $2,500,000 due under the software license agreement net of $1,200,000 due from TSAI under the distribution agreement discussed in Note 5.

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of approximately $250,000 (unaudited) after excluding non-cash expenses for amortization and depreciation. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

The report of independent public accountants on our consolidated financial statements as of and for the year ended June 30, 2001 includes an explanatory paragraph, where they expressed substantial doubt with respect to the Company's ability to continue as a going concern. The Company has suffered recurring losses from continuing operations of $195,345,203, $34,867,900 and $20,353,229 during the years ended June 20, 2001, 2000 and 1999, respectively.

Additionally, the Company had a tangible working capital deficit of $6,433,630 as of June 30, 2001, and approximately $5,500,000 as of September 30, 2001. Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to us or at all. If it is available, it could necessitate the issuance of additional shares or series of preferred stock (discussed below) with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing may result in substantial dilution to current holders of our common stock. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the preparation of these financial statements include the Company's valuation of goodwill. If the Company is unable to generate positive cash flows, related changes in the valuation of goodwill is reasonably possible.

The Company is also party to a number of lawsuits. At this time, the Company cannot reasonably estimate the possible loss or range of loss.


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

Other Assets


As of June 30, 2001 and 2000, other assets consist of the following:
                                                                            2001                  2000
                                                                         ----------            ----------
     Notes  receivable  from  prior  shareholders
       of  SB.com,   face  value  of
  $2,000,000 discounted at 10% (see discussion below)                    $1,987,596            $1,931,814
Interest receivable on above listed notes receivable                        210,000                  --
Merchant portfolio acquired from MasterCoin, net of
   $117,000 of accumulated amortization                                        --                 583,000
Security deposit under capital lease arrangement (see Note 8)                  --                 250,000
Deposits and other                                                             --                  84,325
Reserve for notes and interest receivable                                (2,197,596)                 --
                                                                         ----------            ----------
                                                                         $     --              $2,849,139
                                                                         ==========            ==========


As discussed in Note 3, in connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and were due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate. The notes remain outstanding at September 30, 2001 pending resolution of registration rights claims made by the Noteholders as discussed further in Note
8. Management will aggressively pursue collection of the notes, however, it was considered prudent to fully reserve the amounts due in the quarter ended June 30, 2001. A reserve of $2,197,596 was recorded as a writeoff at that time.

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

Accounting for Impairment of Long-Lived Assets

The Company accounts for its property and equipment, goodwill and other long lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. If the sum of the expected future net cash flows (undiscounted and without interest charges) from an asset to be held and used is less than the book value of the asset, an impairment loss must be recognized in the amount of the difference between the book value and fair value. As of June 30, 1999, management determined that the Company's investment in ClickSmart.com of $551,407 was impaired and reduced this investment to $0 due to the uncertainties related to future profitability of ClickSmart.com.

As of June 30, 2000, management did not consider any additional long-lived assets to be impaired.

During fiscal 2001 the Company analyzed the goodwill associated with all of the acquisitions discussed in this report. At December 31, 2000 the Company recorded an impairment writeoff of goodwill of $142,000,000. The unamortized goodwill written off included $6,359,338 associated with the acquisition of DCII, $1,412 071 associated with the acquisition of Access Services and $134,228,591 associated with the acquisition of DataBank. At March 31, 2001 the Company recorded an impairment writeoff of goodwill of $3,429,113 associated with the CaribCommerce acquisition. At June 30, 2001 the Company recorded an additional $10,694,000 impairment writeoff associated with the remaining unamortized goodwill of the DataBank and SB.Com acquisitions. $6,494,142 related to DataBank and $4,199,858 related to SB.Com. The remaining goodwill of $15,932,427 will be amortized over its remaining useful life subject to the adoption of SFAS 142 which requires cessation of amortization in all fiscal years beginning after December 15, 2001. The remaining carrying value is based on management's estimate of undiscounted future cash flows to be received from its credit card processing business over the next five years. This forecast represents management's best estimate of future operating results.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable also approximate fair value based on current rates for similar debt. The carrying amounts of the noncurrent notes receivable as of June 30, 2000 approximate fair value.

Merchant Reserves and Restricted Cash

DCTI, in partnership with banks that are members of Visa and MasterCard ("Member Banks"), provides bankcard and processing services to merchants. Merchants enter into an agreement which allows both DCTI and the Member Banks to 1) terminate processing; 2) debit a merchant's bank account for chargebacks and fines without notice; 3) require cash collateral or other deposits; 4) withhold merchant funds to be held as reserves; 5) report to credit reporting agencies; and 6) increase fees. A separate agreement between DCTI and the Member Banks provides that all merchant funds are to be held in an account at the Member Banks to be released at DCTI's direction. In addition, such agreement may require DCTI to post collateral or deposits to cover any unfunded merchant liability. As of June 30, 2001 and 2000, the Company has withheld $28,074,138 and $14,317,439, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements. $31,008,230 and $6,400,000 of the cash retained for merchant reserves was held as collateral by Member Banks and is reflected as restricted cash in the accompanying consolidated financial statements at June 30, 2001 and June 30, 2000, respectively. Per agreements with member banks made during fiscal 2001 all monies held for merchants were considered restricted at June 30, 2001. An additional $2,067,148 and $2,500,000 were held as a deposit at a credit card processor at June 30, 2001 and 2000, respectively.

Credit Card Chargebacks

During fiscal 2001 and 2000, the Company experienced $3,848,739 and $3,144,686, respectively, of credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant reserves. However, actual results could differ materially from these estimates.

Revenue Recognition

Revenue is recognized as the Company provides processing services to merchants or pro rata over the service period. The Company defers revenue paid in advance relating to future services and products not yet shipped. In the case of software related revenues the Company currently sells its software products through a distributor, ACI (see Note 5).

The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, as amended ("SOP 97-2"), "Software Revenue Recognition". Revenue from the sale of software is recognized upon delivery of the product when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Certain of the Company's software license agreements include post-contract maintenance and support ("PCS") services. If these PCS services are to be provided for a period of one year or less, the estimated cost of providing the PCS is insignificant and there is no commitment to provide upgrades or enhancements, revenue is recognized upon delivery and the estimated costs of providing the PCS services are accrued. If the PCS services are to be provided for a period greater than one year, or if the PCS services include upgrades or enhancements, the revenue is deferred and recognized over the PCS period.

Significant Customers

During the year ended June 30, 2001, three customers accounted for 18%, 10% and 10% of revenue, respectively. These customers are Cybernet Ventures, whose revenue was approximately 18%; Web Players, whose revenue constituted approximately 10%; and EFS Caribbean, whose revenues constituted approximately 10%. Cybernet Ventures has recently decreased significantly the amount of business it does with the Company. No other customer accounted for more than 10% of the Company's revenue. During the year ended June 30, 2000, two customers accounted for 17% and 12% of revenue, respectively. No other customer accounted for more than 10% of the Company's revenue in fiscal 2000. No customer accounted for more than 10% of the Company's revenue in fiscal 1999.

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

Options to purchase 4,902,224, 3,583,550, and 1,778,971 shares of common stock at weighted average exercise prices of $2.57, $6.19, and $5.50 per share were outstanding as of June 30, 2001, 2000, and 1999, respectively, warrants to purchase, 1,990,000, 2,990,000 and 3,015,000 shares of common stock at weighted average exercise prices of $7.20, $6.53, and $6.50 per share as of June 30, 2001, 2000, and 1999, respectively, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at June 30, 2001, 2000 and 1999 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

Supplemental Cash Flow Information

Noncash investing and financing activities consist of the following:

During fiscal 2000, the Company issued 28,027,500 shares of common stock with a fair value of $196,757,049 to acquire DataBank and 600,000 shares of common stock with a fair value of $4,837,800 to acquire CaribCommerce (see Note 3).

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

During fiscal 1998, the Company issued 955,414 shares of common stock and warrants to purchase 318,471 shares of common stock to America OnLine, Inc. ("AOL") in connection with an Interactive Marketing Agreement. The common shares issued were recorded at the fair value of $8,330,016 and the warrants were recorded at their fair value of $2,519,106 with the offset being recorded as AOL anchor tenant placement costs. During fiscal 1999, 601,610 shares of common stock and warrants to purchase 318,471 shares of common stock were returned to the Company by AOL in connection with termination of the Interactive Marketing Agreement

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $15,932,427 and other intangible assets is $6,181,131. Amortization expense during the year ended June 30, 2001 was $31,594,853. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Reclassifications

Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal 2001 presentation.

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

On January 13, 2000, the Board of Directors of the Company elected to issue the 13,060,000 contingent shares, in light of the achievement of performance criteria, with an approximate 12.5% discount in the number of shares to the former shareholders of DataBank. Therefore, the Company issued an additional 11,427,500 shares of the Company's common stock valued at $108,561,250 (based on the quoted market price of the Company's common stock on the date of the Board of Directors meeting). This additional amount was recorded as goodwill and was being written off over 57 months beginning January 2000.

Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition (see Note 8). This additional amount was recorded as an adjustment to goodwill and was being amortized over the remainder of the five year period.

During the quarter ended December 31, 2000, the Company assessed the realizability of the recorded goodwill and as further discussed in Note 2, $134,228,591 was written off as impaired. At June 30,2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded an additional writedown of $6,494,142.

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

Since the acquisition, the Company has invested an additional $165,000, accounted for as research and development expense, to complete the development of the software. Management believes the potential market for the software is significant and intends to begin marketing the software during fiscal 2002. The cost of the software and additional development costs will be amortized over the life of the software which is estimated to be three years.

The merchant portfolio was acquired through a Portfolio Purchase and Sale Agreement with the sellers who had developed and acquired the merchant portfolio of MasterCoin of Nevis, Inc. and MasterCoin Inc. in exchange for $700,000 in cash. The Company acquired all rights, title and interests in and to the portfolio. The Company paid $400,000 at closing with the remaining $300,000 payable subject to the performance of the portfolio. The $300,000 is included in accrued liabilities in the accompanying June 30, 2000 balance sheet. The portfolio is currently generating revenues for the Company.

The Sellers included Don Marshall, the then President and Director of DCTI, and a person who was hired by the Company in July, 2000. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

The cost of the portfolio was amortized over twelve months, the estimated average service period for the merchants acquired.

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

CaribCommerce, Ltd.

Effective January 1, 2000, the Company acquired all of the outstanding stock of CaribCommerce, a sales and marketing organization. The shareholders of CaribCommerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition) and $150,000 in cash. The acquisition of CaribCommerce has been accounted for as a purchase and the results of operations of CaribCommerce are included in the accompanying financial statements since the date of acquisition. The Company did not receive any tangible assets and assumed no liabilities. The Company has employed two former shareholders of CaribCommerce without employment agreements. The Company was assigned a service agreement with a bank as a result of the acquisition. The term of the agreement is four years dating from August, 1999.

The purchase price of $4,987,800 was recorded as an intangible asset and was being amortized over a period of 44 months, the remaining term of the service agreement. The service agreement allows the Company to develop a processing program with the bank. During the quarter ended March 31, 2001, the Company evaluated the potential benefits associated with the service agreement and concluded that it would not be in the best interests of the Company to pursue a relationship with the bank. Upon this determination, the Company assessed the realizability of the remaining unamortized goodwill associated with the acquisition and having determined it to be impaired, wrote off the full amount of $3,429,113.

Digital Courier International, Inc.

Effective March 17, 1998, the Company entered into a Stock Exchange Agreement (the "Exchange Agreement") with DCII. Pursuant to the Exchange Agreement, the Company agreed to issue 4,659,080 shares of its common stock valued at $14,027,338 to the shareholders of DCII. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. The acquisition was approved by the shareholders of the Company on September 16, 1998 and was accounted for as a purchase.

During the quarter ended December 31, 2000, the Company assessed the realizability of the goodwill associated with this and other acquisitions. As a result of that analysis, unamortized goodwill of $6,539,338 associated with DCII was written off as impaired.

Access Services, Inc.

Effective April 1, 1999, the Company acquired all of the outstanding stock of Access Services, a credit card processing company. The shareholders of Access Services were issued 300,000 shares of the Company's common stock valued at $1,631,400 (based on the quoted market price of the Company's common stock on the date of the acquisition), $75,000 in cash and warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share valued at $440,000. The acquisition of Access Services has been accounted for as a purchase and the results of operations of Access Services are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $97,999 of cash, $110,469 of accounts receivable, $25,939 of equipment and $2,780 of deposits. Liabilities assumed consisted of $264,794 of accounts payable and accrued liabilities and $10,100 of notes payable. The excess of the purchase price over the estimated fair market value of the acquired net assets of $2,327,866 was recorded as goodwill and was being amortized over a period of 5 years. During the quarter ended December 31, 2000 the Company assessed the realizability of the goodwill associated with this and other acquisitions. As a result of that analysis, unamortized goodwill of $1,412, 071 associated with Access Services was written off as impaired.

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

In November 1998, the Company and Books Now's former owner reached a severance agreement, wherein the former owner was to receive severance payments equal to one year's salary ($81,000). Additionally, the Company agreed to issue 205,182 shares of the Company's common stock valued at $1,051,558, based on the quoted market price of the shares on the date of the severance agreement, to the former shareholders of Books Now. Because the operations of Books Now were not achieving the performance criteria set forth in the acquisition documents, both the $81,000 of cash and the $1,051,558 of common stock were expensed as of the date of the severance agreement.

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

In May 2000, Clicksmart.com was sold to Ubrandit.com ("UBI") for 300,000 shares of UBI, of which the Company received 100,000 shares. The UBI shares are available for resale as of May 2001. The Company has not recorded an asset relative to the shares as their value remains uncertain. The Company has sold 20,000 shares of the stock during the quarter ended September 30, 2001, recording a gain of $1,286.

WeatherLabs, Inc.

On March 17, 1998, the Company entered into a Stock Exchange Agreement to acquire all of the outstanding stock of WeatherLabs, one of the leading providers of weather and weather-related information on the Internet. The acquisition was closed in May 1998. At closing the shareholders of WeatherLabs were issued 253,260 shares of the Company's common stock valued at $762,503. The issuance of the common shares was recorded at the quoted market price on the date of acquisition. These shareholders were entitled to receive a total of 523,940 additional shares over the next 3 years based on the stock price of the Company's common stock, as defined, at the end of the Company's next 3 fiscal years. As of June 30, 1999, an additional 101,035 shares of common stock with a fair market value of $593,580 were issuable pursuant to the contingency provisions. As of June 30, 2001 and June 30, 2000 no additional shares were issuable.

The acquisition has been accounted for as a purchase and the operations of WeatherLabs are included in the accompanying consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair value of the acquired assets of $1,441,599 was being recorded as goodwill and is being amortized over a period of 5 years.

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

Unaudited Pro Forma Data for Acquisitions of Continuing Operations

The unaudited pro forma results of operations of the Company for fiscal 2000 and 1999 (assuming the acquisitions of, DataBank and CaribCommerce had occurred as of July 1, 1999, DCII, Access Services and SB.com had occurred as of July 1, 1998, and the acquisitions of Books Now and WeatherLabs had occurred as of July 1, 1997) are as follows:

                                                   2000            1999
                                                   ----            ----

   Revenues                                  $  29,362,355    $  4,469,570
   Loss from continuing operations
                                               (33,273,587)    (17,715,597)
   Loss from continuing operations per
       share                                         (0.70)          (0.89)


Sale of Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell a portion of its assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets primarily related to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out amounts of up to $500,000. The earn-out amounts are calculated as ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Subsequent to the sale through June 30, 2001, the Company has not received any earn-out payments.

(4)      MARKETING AGREEMENT

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

The fair market value of the common shares issued of $8,330,016 and the estimated fair market value of the Option Warrant of $2,519,106 represent the value of the permanent anchor tenant placements on AOL.com (a separate and distinct website from the AOL Network) and would be charged to expense ratably over the period from the launch of the Company's interactive site on AOL.com, which occurred in November 1998, through the term of the Marketing Agreement. As of June 30, 1999, the initial $1,200,000 payment obligation was allocated $525,000 to AOL anchor tenant placement costs and $675,000 to prepaid advertising expense. The fair market value of the common stock issued and the Option Warrant were recorded as AOL anchor tenant placement costs in the accompanying consolidated financial statements.

Effective January 1, 1999, the Company and AOL amended the Marketing Agreement to: (1) reduce the previously required January 1, 1999 payment of $4,000,000 to AOL to a payment of $315,000 on or prior to January 31, 1999, and (2) eliminate any additional cash payments to AOL in the future under the Marketing Agreement.

On February 1, 1999, the Company entered into a second amendment with AOL, under which AOL agreed to return to the Company (a) 636,942 warrants to purchase common stock and (b) 601,610 of the 955,414 shares of its common stock previously issued to AOL under the Marketing Agreement. All advertising ceased immediately; however, the Company continued to have a permanent location or "button" on AOL's shopping channel until August 31, 1999. The Company has no further financial obligations to AOL.

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

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement ACI paid the Company a non-refundable deposit of $700,000. ACI was to pay the Company license fees of 40% of the fees paid ACI until the Company receives $800,000, 35% of the fees paid ACI until the Company receives $1,500,000; and 30% of the fees paid ACI thereafter. On April 1, 2000, the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in annual installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under the agreement.

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime.

(6)      NOTES PAYABLE

Notes payable at June 30, 2001 consist of the following:


         Note payable to entity  affiliated  with a Company  stockholder bearing interest at 14%,  maturing in November 2001 and  collateralized  by
             certain of the Company's restricted cash balances                        $    845,223

         Note payable to ACI bearing  interest  at the prime rate (6.98% at June
             30, 2001) and maturing in March 2002                                          508,054

         Note payable to entity  affiliated with a Company  stockholder  bearing interest  at 14%,  maturing in August  2001 and  collateralized  by
             certain of the Company's restricted cash balances                             303,378
                                                                                      ------------

                                                                                      $  1,656,655
                                                                                      ------------

(7)      INCOME TAXES

The components of the net deferred income tax asset as of June 30, 2001 and 2000 are as follows:

                                                          2001          2000
                                                    ------------    -----------
Net operating loss carryforwards                    $ 10,053,000    $ 7,821,000
Accrued liabilities                                    2,378,000      1,519,000
Receivable reserves and other                            942,000        255,000
                                                    ------------    -----------

                Total deferred income tax assets      13,373,000      9,595,000

Valuation allowance                                  (13,373,000)    (9,595,000)
                                                    ------------    -----------

                Net deferred income tax asset       $       --      $      --
                                                    ============    ===========

As of June 30, 2001, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $26,541,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire beginning in 2009.

No benefit for income taxes was recorded during fiscal 2001 and fiscal 1999. The income tax benefit recorded for fiscal 2000 of $369,476 was limited to the income tax provisions recorded on income from discontinued operations. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, management has recorded a valuation allowance against the entire net deferred income tax asset.

The following is a reconciliation of income taxes determined by applying statutory rates to income taxes reported:

         Years ended June 30:                                                  2001
                                                                       ----------------------
         Federal taxes                                                   $    (65,925,000)
         State taxes, net of federal tax benefit                              (10,238,000)
         Permanent differences (mostly amortization of goodwill)               72,525,000
         Change in valuation allowance                                          3,778,000
         Other                                                                   (140,000)
                                                                       ----------------------

                                                                         $             --
                                                                       ======================

For the years ended June 30, 2000 and 1999, the effective rate on income taxes was less than the federal statutory rate primarily because of the change in the valuation allowance.

(8)      COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 2001 are as follows, net of sublease rentals:

                                                          Minimum      Minimum
                                                          Capital     Operating
                                                           Lease        Lease
              Year Ending June 30,                       Payments      Rentals
--------------------------------------------------      ---------      ---------
                 2002                                      55,157        293,759
                 2003                                      49,222        166,819
                 2004                                       5,188        130,602
                 2005                                        --           25,817
                 2006                                        --             --
                                                        ---------      ---------

Total minimum lease payments                              109,567      $ 616,997
                                                                      =========
Less amount representing interest                         (16,386)
                                                        ---------
Present value of net minimum lease payments,
    including current portion of $43,342
                                                        $  93,181
                                                        =========


The  Company  incurred  rent  expense of  $474,154,  $816,242,  and  $412,240 in
connection   with  its  operating   leases  in  fiscal  2001,   2000  and  1999,
respectively.

Purchase Commitment

On November 28, 1996, the Company entered into an agreement with Sprint Communications Company L.P. ("Sprint") to establish special prices and minimum purchase commitments in connection with the use of communication products and services. This agreement was terminated and superceded by an agreement effective July 15, 1997. This agreement was amended further on February 28, 2000, reducing the commitment for the first two years of the agreement to actual expenditures and establishing the Company's commitment for the third and final year to a minimum usage of at least $240,000. The agreement expires in February 2003.

Bank Commitment

On June 6, 2000, the Company entered into an agreement with the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") whereby the Company would provide SKNANB with services relating to credit card processing. These services include fraud screening, pre- and post- authorization, fraud and loss prevention, technical services and the right to refer merchants to be considered by SKNANB for inclusion in their processing program. The Company is required to maintain a security deposit with SKNANB in the amount of $6,400,000. SKNANB collects 80 basis points for all credit card settlements processed through SKNANB. This payment for basis points shall not be less than $100,000 per month.

Legal Matters

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the present management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI/SKNANB. As of June 30, 2001, funds held for EPS totaled approximately $4.2 million. The Company believes that adequate reserves are being held for all remaining chargebacks and fees.

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

During the quarter ended March 31, 2001, certain shareholders made claims agains the Company that the Company should have filed registration statements with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is continuing to work to resolve the various claims. In addition, other shareholders have made claims against the Company alleging in part that the delisting of the Company's stock from Nasdaq violated certain provisions of their investment agreements with the Company.

See Note 13 - Subsequent Event-Settlement.

The Company processed a limited number of transactions through the Bank of Nevis, located in the British West Indies ("the Bank") during fiscal 2000. DataBank, acquired by the Company in October 1999, processed through the Bank prior to the acquisition. In February 2000, the Bank informed the Company that unspecified amounts were due the Bank for periods before and after the DataBank acquisition due to processing errors. The Company responded that, in fact, it believes the Bank owes the Company certain amounts that were never settled after the Company ceased processing. The Bank engaged an audit firm to analyze the matter and the results of that audit are being discussed with the Bank. The Bank claims the Company owes it $581,000 for the period prior to the DataBank acquisition and $500,000 for the period after the acquisition. The Company believes that the $581,000 was incorrectly overpaid by the Bank to various merchants and that it is the obligation of the Bank to recover these amounts from those merchants. The Company is liable for any unrecovered overpayments as DataBank's liabilities were assumed by the Company in the acquisition. During fiscal 2000 the Company increased the liabilities assumed in the DataBank transaction by $581,000 and increased acquired goodwill by the same amount. The Company believes that the Bank's claim regarding the $500,000 amount is erroneous as it includes one merchant that was never a client of DataBank or the Company and another merchant whose payments to the Bank have not been considered in the audit. The Company wrote off a receivable due from the Bank of $255,531 in fiscal 2000. Management will continue to work with the Bank and their auditors and believes the issues with the Bank will be settled during fiscal 2002 and that no material adverse impact will result.

In November 2000 a plaintiff filed suit against the Company and a former President and Director of the Company alleging that it is the assignee of several persons and entities which owned interests in DataBank which the Company acquired in October 1999. The plaintiff alleges that its assignors were not paid their alleged share of the purchase price by the former President and Director and is suing, therefore, for breach of contract. The Company has filed a demurrer which is scheduled to be heard by the court in November 2001. While the Company intends to vigourously defend this action it is in the opinion of management premature to predict an outcome.

The Company has been advised by the United States Securities and Exchange Commission (SEC) that it is conducting an informal review of the facts underlying the Internal Investigation discussed in Note 12. The Company is cooperating in that inquiry which, to the best of the Company's knowledge, is continuing. The Company has not received any request for information nor any other communication with the SEC since July 2001.

An adverse outcome as to any of these matters could have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Company is the subject of certain legal matters which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. The preceeding claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

(9)      CAPITAL TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $10,000 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock. As of June 30, 2001 and 2000, 360 shares were designated as Series A convertible preferred stock and 720 shares were designated as Series B convertible preferred stock. The Company issued the 360 shares of Series A during the year ended June 30, 1999. The Series A and Series B preferred shares are identical and rank pari passu with regard to liquidation, and other preferential rights, except that the conversion price for the Series A is $4.50 per share of common stock and the conversion price for the Series B is $7.00 per share of common stock. The Series A and B preferred shares are senior in right of payment, whether upon liquidation, dissolution, change of control or otherwise, to any other class of equity securities of the Company.

Common Stock Issuances and Other Transactions

During the year ended June 30, 1999, the Company issued 4,659,080, 2,840,000, and 300,000 shares of common stock to acquire DCII, Access Services, and SB.com, respectively. The Company issued 101,035 shares of common stock in connection with the acquisition of WeatherLabs and issued 205,182 shares of common stock in settlement with the former owner of Books Now.

During the year ended June 30, 1999, the Company issued 20,534 shares of common stock in connection with the @Home agreement and received back 601,610 shares of common stock in connection with the termination of the AOL Interactive Marketing Agreement.

During the year ended June 30, 2000, the Company issued 28,027,500 and 600,000 shares of common stock to acquire DataBank and CaribCommerce, respectively.

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

(10)     STOCK OPTIONS

The Company has established the Second Amended and Restated Incentive Plan (the "Option Plan") for employees and consultants. The Company's Board of Directors has from time to time authorized the grant of stock options outside of the Option Plan to directors, officers and key employees as compensation and in connection with obtaining financing and guarantees of loans. The following table summarizes the option activity outside of the Option Plan for the years ended June 30, 2001, 2000 and 1999.



                                                                  Options Outstanding
                                            ----------------------------------------------------------------
                                                                                           Weighted Average
                                                 Number of                                   Exercise
                                                  Shares             Price Range               Price
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1998                           495,000             2.75-9.00                  4.58
  Granted                                          210,000             5.75-5.85                  5.79
  Expired or cancelled                            (125,000)                 9.00                  9.00
  Exercised                                       (345,000)            2.75-5.00                  2.95
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1999                           235,000             5.00-5.85                  5.71
  Granted                                          210,000             5.75-5.85                  5.82
  Expired or cancelled                            (235,000)            5.00-5.85                  5.71
  Exercised                                       (101,200)            5.75-5.85                  5.79
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                           108,800                 $5.85                $ 5.85
  Granted                                                -                    -                     -
  Expired or cancelled                                   -                    -                     -
  Exercised                                              -                    -                     -
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2001                           108,800                 $5.85                $ 5.85
                                            ====================

As of June 30, 2001 the 108,800 outstanding options are exercisable and will expire, if not exercised, on June 29, 2004.

The Option Plan provides for the issuance of a maximum of 6,000,000 shares of common stock. The Option Plan is administered by the Board of Directors who designates option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisable for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 2001, 2000 and 1999 under the Option Plan.

                                                                  Options Outstanding
                                            ----------------------------------------------------------------
                                                                                        Weighted Average
                                                 Number of                                Exercise
                                                  Shares             Price Range            Price
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1998                           950,000             2.75-9.00             2.42
  Granted                                        1,462,500             4.00-7.38             5.42
  Expired or canceled                             (130,000)            4.00-6.63             4.37
  Exercised                                       (738,529)            2.75-4.00             2.87
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1999                         1,543,971             2.75-7.75             5.47
  Granted                                        3,482,500             4.81-9.63             6.40
  Expired or canceled                             (826,317)            2.75-9.50             6.52
  Exercised                                       (725,404)            2.75-9.50             5.24
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                         3,474,750             4.00-9.63             6.20
  Granted                                        4,659,549             0.35-7.75             1.58
  Expired or canceled                           (3,340,875)            0.49-9.50             5.28
  Exercised                                              -                    -                -
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2001                         4,793,424          $  0.35-9.63            $2.57
                                            ==================== ===================== =====================

The weighted average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $1.57, $6.38, and $5.47, respectively. A summary of the options outstanding and options exercisable at June 30, 2001 is as follows:




                     Options Outstanding                                           Options Exercisable
----------------------------------------------------------------------     ----------------------------------
                                          Weighted
                                          Average                                               Weighted
Range of Exercise                        Remaining          Weighted                            Average
------------------      Options       Contractual Life      Average           Options        Exercise Price
      Prices          Outstanding                        Exercise Price     Exercisable

$   0.35 - 1.00          2,981,783       4.6 years           $ 0.48             882,408         $ 0.56
    3.96 - 5.00            949,641       4.1 years             4.42             225,871           4.46
    5.01 - 6.00            495,800       2.8 years            5.69              318,500           5.73
    6.01 - 7.00             40,000       2.9 years            6.28               40,000           6.28
    7.01 - 8.00            110,000       2.1 years            7.75              102,500           7.75
    8.01 - 9.63            325,000       3.6 years            9.31              235,900           9.24
---------------      ---------------  ---------------   ---------------   ---------------   ---------------

$   0.35 - 9.63          4,902,224        4.2 years          $ 2.57           1,805,179          $3.63
                     ==============                                       ===============

Stock-Based Compensation

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore the Company has determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the year ended June 30, 2000, the Company recorded $649,300 of compensation expense related to these variable awards. During the year ended June 30, 2001, as a result of a decrease in the Company's stock price, the $649,300 recorded during the year ended June 30, 2000 was reversed.

In February 2001, the Company repriced approximately 1,069,000 employee options from an exercise price of $2.91 to $0.49. These options were already accounted for using variable plan accounting.

During fiscal 2001 the Company granted the then Chairman of the Board of Directors 300,000 options with an exercise price of $4.50 which was the market price of the stock on the date of grant. Since this grant exceeded the typical grant for other Board members, the Company has recorded compensation expense determined using the Black Scholes Method. Accordingly a non-cash expense in the amount of $895,776 has been recorded.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 6.00, 6.00, and 5.50 percent in fiscal years 2001, 2000, and 1999, respectively, a dividend yield of 0 percent, volatility factors of the expected common stock price of 248.59, 97.81, and 187.91 percent, respectively, and weighted average expected lives ranging from one to nine years for the stock options. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 2001, 2000, and 1999:


                                                             2001                  2000                  1999
                                                     --------------------- --------------------- ---------------------
         Net loss:
           As reported                               $(195,345,203)        $  (34,252,108)       $  (21,564,713)
           Pro forma                                 $(202,528,565)        $  (38,696,479)       $  (22,817,835)
         Net loss per share (basic and diluted):
           As reported                               $(4.58)               $  (0.94)             $  (1.64)
           Pro forma                                 $(4.74)               $  (1.06)             $  (1.74)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

(11)     RELATED-PARTY TRANSACTIONS

During the year ended June 30, 2000, the Company acquired certain assets from the MasterCoin entities (see Note 3). These entitites were partially owned by shareholders and directors of the Company. Also as discussed in Note 12, certain of the Company's officers and shareholders may have had conflicting, undisclosed interests in connection with the DataBank acquisition.

In connection with the acquisition of SB.com in June 1999, the Company loaned four former SB.com shareholders $500,000 each. These Notes were due at June 30, 2001. The four shareholders have since made claims against the Company that the Company violated the terms of registration rights agreements entered into at the time of the acquisition. While the Company continues to discuss settlement of these claims, management felt it prudent to fully reserve the Notes at June 30, 2001. A writeoff of $2,197,596 was recorded at June 30, 2001 for the full value of the Notes, including interest.

An agent of the Company, operating in St. Kitts, earns commissions on specific business conducted through merchants that he has introduced to the Company. The agent also represents DataPro and Carib Venture Partners (CVP) to whom the Company is indebted. During fiscal 2001 the Company created Notes Payable to these entities. At June 30, 2001 the Note due CVP was for $845,223. It is due in November, 2001 and it earns interest at 14%. The second Note is due DataPro. At June 30, 2001 the balance was $303,378. The Note was due in August 2001 and earns interest at 14%. The agent has made no demand on either Note and management is confident that terms will be renegotiated at no detriment to the Company.

(12)     Internal investigation

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

(13)     SUBSEQUENT EVENT

On October 16, 2001, the Company entered into a settlement with a shareholder regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. The shareholder received the shares in the course of the Company's acquisition of DataBank in October, 1999. The shareholder had claimed that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction and subsequently failed to do so. In July 2001, the shareholder filed a lawsuit against the Company in federal court in Salt Lake City, Utah. The shareholder's complaint sought damages of $10,500,000. The Company negotiated a settlement with the shareholder whereby the shareholder was issued 3,500,000 shares of the Company's restricted common stock. As part of the settlement, the shareholder granted the Company's current Chairman and Chief Executive Officer an irrevocable proxy to vote these shares for a period of up to three years. In addition the shareholder received a promissory note from the Company for $800,000 to be paid in quarterly installments, beginning with the quarter ending December 31, 2001. The Company's quarterly payments will be based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter, but the note will have a final maturity date in October 2004. Interest of 15% per annum will not begin accruing on the note until 2003. To assure payment under the note, the Company also executed a confession of judgment, which may not be entered absent a default, in an amount substantially in excess of the principal amount of the note. Finally, as part of the settlement, the Company and the shareholder agreed to modify a prior severance agreement between them. The shareholder has fully released the Company from all claims stated in the complaint. The total amount of the settlement of $1,447,500 has been recorded as of June 30, 2001 as an expense and an accrued liability on the balance sheet. The value of the shares issued was recorded at the price of the Company's common stock on October 16, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DIGITAL COURIER TECHNOLOGIES, INC.


Dated: October 15, 2001            By: /s/James Condon
                                   -------------------
                                          James Condon
                                          Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                    Title                            Date
   ----------                 ----------                       ----------

/s/ James Condon            Chairman of the               October 15, 2001
----------------            Board of Directors and
    James Condon            Chief Executive Officer



/s/ Becky Takeda             Director                     October 15, 2001
----------------
    Becky Takeda



/s/ John Hanlon              Chief Financial Officer      October 15, 2001
---------------              and Principal Financial
    John Hanlon              Officer



/s/ Evan Levine              Director                     October 15, 2001
---------------
    Evan Levine


Schedule II
Valuation and Qualifying Accounts


                                               Balance,             Additions-            Deductions-
                                             Beginning of           Costs and              Write-offs             Balance,
                                                Period               Expenses          Charged to Reserve       End of Period
                                        ------------------------------------------------------------------------------------------
Allowance against accounts receivable:
--------------------------------------
Year ended June 30,
2001                                     $      681,000               $     --              $(681,000)              $      --

2000                                                 --                681,000                     --                 681,000

1999                                                 --                     --                     --                      --


Allowance against notes receivables:
------------------------------------
Year ended June 30,

2001                                     $           --            $ 2,197,596              $      --             $ 2,197,596

2000                                                 --                     --                     --                      --

1999                                                 --                     --                     --                      --
