Form 10-Q
period 2001-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2001-11-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                    ---------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001
                                        ------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        --------------------     ---------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
              -----------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                       87-0461856
 ------------------------------             ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220                           84107
Salt Lake City, Utah                                   (Zip Code)
(Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has two classes of stock issued and outstanding, Common Stock with $.0001 par value, of which 43,544,444 shares were issued and outstanding and Series A Convertible Preferred Stock with a stated value of $10,000 per share, of which 360 shares were issued and outstanding as of November 15, 2001.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                           September 30,      June 30,
                                                                              2001              2001
                                                                           ------------    ------------
                                                                           (unaudited)
CURRENT ASSETS:
   Cash                                                                    $     77,407    $    712,264
   Restricted cash                                                           23,213,542      31,008,230
   Receivable from settlement bank                                            1,221,503            --
   Deposit with payment processor                                             2,097,765       2,067,148
   Receivable from payment processors                                           557,478       1,154,607
   Current portion of prepaid software license                                2,247,684       2,247,684
   Prepaid expenses and other current assets                                    121,597         170,262
                                                                           ------------    ------------

                Total current assets                                         29,536,976      37,360,195
                                                                           ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                              8,353,347       8,353,347
   Furniture, fixtures and leasehold improvements                               593,416         593,416
                                                                           ------------    ------------

                                                                              8,946,763       8,946,763
   Less accumulated depreciation and amortization                            (6,535,922)     (5,999,889)
                                                                           ------------    ------------

                Net property and equipment                                    2,410,841       2,946,874

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $55,738,567 and $54,472,885 respectively

                                                                             14,666,745      15,932,427

PREPAID SOFTWARE LICENSE, net of current portion                              3,371,526       3,933,447
                                                                           ------------    ------------

                                                                           $ 49,986,088    $ 60,172,943
                                                                           ============    ============



     See accompanying notes to condensed consolidated financial statements.


                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                      September 30,       June 30,
                                                           2001            2001
                                                     -------------    -------------
                                                      (unaudited)

CURRENT LIABILITIES:
   Notes payable                                    $   1,251,707    $   1,656,655
   Current portion of capital lease obligations            41,265           43,342
   Accounts payable                                     1,423,770          723,067
   Merchant reserves                                   22,074,162       28,074,138
   Accrued merchant payable                             1,452,703        2,920,085
   Settlements due to merchants                           145,240          741,057
   Accrued chargebacks                                  2,206,387        1,727,637
   Due to processor                                     2,484,107        2,484,107
   Deferred revenue                                       486,776          486,776
   Other accrued liabilities                            2,582,482        2,689,339
                                                    -------------    -------------

                Total current liabilities              34,148,599       41,546,203
                                                    -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion          39,840           49,839
                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES:

Convertible Preferred Stock, $10,000 par value; 2,500,000 shares authorized, 360 shares outstanding (liquidation
   preference of $3,600,000)                            3,600,000        3,600,000
                                                    -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock,  $.0001 par value;  75,000,000  shares  authorized,  40,044,444 shares issued and outstanding
                                                            4,004            4,004
   Additional paid-in capital                         279,355,836      279,355,836
   Warrants outstanding                                 1,363,100        1,363,100
    Subscriptions receivable                              (12,000)         (12,000)
   Accumulated deficit                               (268,513,291)    (265,734,039)
                                                    -------------    -------------

                Total stockholders' equity             12,197,649       14,976,901
                                                    -------------    -------------

                                                    $  49,986,088    $  60,172,943
                                                    =============    =============


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                          2001              2000
                                                      ------------    ------------

REVENUE                                               $  4,642,895    $  9,495,909

COST OF REVENUE                                          2,996,205       6,153,625
                                                      ------------    ------------

                Gross margin                             1,646,690       3,342,284
                                                      ------------    ------------

OPERATING EXPENSES:
   Depreciation and amortization                         2,363,635      12,941,662
   Selling, general and administrative (includes $0
   and ($285,346) respectively of
     non-cash, stock-based expense)                      1,608,625       2,863,896
   Research and development (includes $0 and
     ($363,954), respectively of non-cash,
     stock-based expense)                                  133,391          80,994
   Chargebacks                                             250,000            --
   Visa and Mastercard Fines                                60,000            --
                                                      ------------    ------------

                Total operating expenses                 4,415,651      15,886,552
                                                      ------------    ------------

OPERATING LOSS                                          (2,768,961)    (12,544,268)
                                                      ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                                41,597          83,016
   Interest and other expense                              (51,888)        (51,757)
                                                      ------------    ------------

                Other income (expense), net                (10,291)         31,259
                                                      ------------    ------------

LOSS BEFORE INCOME TAXES                                (2,779,252)    (12,513,009)

INCOME TAX                                                    --              --
                                                      ------------    ------------

NET LOSS                                              $ (2,779,252)   $(12,513,009)
                                                      ------------    ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE:          $      (0.07)   $      (0.26)

                                                      ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
                                                      ------------    ------------
   Basic and Diluted                                    40,044,444      48,399,457
                                                      ------------    ------------

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                               2001              2000
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (2,779,252)   $(12,513,009)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           2,363,636      12,941,662
       Non-cash income related to the issuance of stock and stock options
                                                                                    --          (649,300)
       Changes in operating assets and liabilities
            Restricted Cash                                                    7,794,688            --
            Receivable from payment processors                                   597,129       4,497,045
            Receivable from settlement bank                                   (1,221,503)           --
            Trade accounts receivable                                               --            57,606
            Deposit with payment processor                                       (30,617)        (38,888)
            Prepaid expenses and other current assets                             48,665        (471,407)
            Prepaid software license                                                --           538,464
            Other assets                                                            --           231,406
            Accounts payable                                                     700,703      (1,670,118)
            Settlements due to merchants                                        (595,817)      3,774,420
            Merchant reserves                                                 (5,999,976)      1,401,569
            Software license payable                                                --        (2,500,000)
            Accrued merchant payable                                          (1,467,382)       (780,667)
            Accrued chargebacks                                                  478,750         450,539
            Deferred revenue`                                                       --           885,000
            Other accrued liabilities                                           (106,857)        100,992
                                                                            ------------    ------------
                Net cash (used in) provided by operating activities
                                                                                (217,833)      6,255,314
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               --          (690,004)
                                                                            ------------    ------------
                Net cash used in investing activities
                                                                                    --          (690,004)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                               (12,076)       (300,622)
   Principal payments on borrowings                                             (404,948)           --
   Proceeds from issuance of common stock from exercise of warrants                 --         5,200,000
                                                                            ------------    ------------
                Net cash (used in) provided by financing activities
                                                                                (417,024)      4,899,378
                                                                            ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                 (634,857)     10,464,688
CASH AT BEGINNING OF PERIOD                                                      712,264       7,382,773
                                                                            ------------    ------------
CASH AT END OF PERIOD                                                       $     77,407    $ 17,847,461
                                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                   $     51,890    $     13,341

     See accompanying notes to condensed consolidated financial statements.

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of $405,326 after excluding non-cash expenses for amortization and depreciation. Since its inception, our business has incurred significant losses, and as of September 30, 2001 had negative working capital of $4,611,623. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. While management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition. This additional amount was recorded as an adjustment to goodwill and was being amortized over the remainder of the five year period.

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

The owners of MCII included Don Marshall, who was then President and a Director of the Company. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

Since the acquisition, the Company has invested an additional $165,000, accounted for as research and development expense, to complete the development of the software. Management believes the potential market for the software is significant and intends to begin marketing the software during fiscal 2002. The cost of the software and additional development costs will be amortized over the life of the software that is estimated to be three years.

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

The Sellers included Don Marshall, the then President and Director of DCTI, and a person who was hired by the Company in July 2000. Mr. Marshall did not accept any remuneration from the Company as a result of the transaction.

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

CaribCommerce, Ltd.

Effective January 1, 2000, the Company acquired all of the outstanding stock of CaribCommerce, a sales and marketing organization. The shareholders of CaribCommerce were issued 600,000 shares of the Company's common stock valued at $4,837,800 (based on the quoted market price of the Company's common stock on the date of the acquisition) and $150,000 in cash. The acquisition of CaribCommerce has been accounted for as a purchase and the results of operations of CaribCommerce are included in the accompanying financial statements since the date of acquisition. The Company did not receive any tangible assets and assumed no liabilities. The Company has employed two former shareholders of CaribCommerce without employment agreements. The Company was assigned a service agreement with a bank as a result of the acquisition. The term of the agreement is four years dating from August 1999.

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

Access Services, Inc.

Effective April 1, 1999, the Company acquired all of the outstanding stock of Access Services, a credit card processing company. The shareholders of Access Services were issued 300,000 shares of the Company's common stock valued at $1,631,400 (based on the quoted market price of the Company's common stock on the date of the acquisition), $75,000 in cash and warrants to purchase 100,000 shares of the Company's common stock at $5.50 per share valued at $440,000. The acquisition of Access Services has been accounted for as a purchase and the results of operations of Access Services are included in the accompanying consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair market value of the acquired net assets of $2,327,866 was recorded as goodwill and was being amortized over a period of 5 years. During the quarter ended December 31, 2000 the Company assessed the realizability of the goodwill associated with this and other acquisitions. As a result of that analysis, unamortized goodwill of $1,412,071 associated with Access Services was written off as impaired.

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

In connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and were due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate. The notes remain outstanding at September 30, 2001 pending resolution of registration rights claims made by the Noteholders as discussed further in Note 4. Management will aggressively pursue collection of the notes, however, it was considered prudent to fully reserve the amounts due in the quarter ended June 30, 2001. A reserve of $2,197,596 was recorded at that time.

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

In May 2000, Clicksmart.com was sold to Ubrandit.com ("UBI") for 300,000 shares of UBI, of which the Company received 100,000 shares. The UBI shares are available for resale as of May 2001. The Company has not recorded an asset relative to the shares as their value remains uncertain. The Company has sold 20,000 shares of the stock during the period ended September 30, 2001, recording a gain of $1,286.

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

Options to purchase 4,839,724 and 4,047,691 shares of common stock at weighted average exercise prices of $2.59 and $5.75 per share as of September 30, 2001 and 2000, respectively, warrants to purchase 1,990,000 shares of common stock at weighted average exercise prices of $7.20 per share as of September 30, 2001 and 2000, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at September 30, 2001 and 2000 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

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

Legal Matters

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the present management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI/SKNANB. As of September 30, 2001, funds held for EPS totaled approximately $4.2 million. The Company believes that adequate reserves are being held for all remaining chargebacks and fees.

The Company has been served with injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants which were doing business with EPS prohibiting the Company from disbursing the funds held for EPS's account until further court order. The Company is complying with these injunctions.

On  November  15,  2000,  the  Company   received  a  letter  from  an  attorney
representing EPS demanding payment of approximately $11 million, which he claimed is the amount withheld from EPS. The Company worked with EPS to reconcile the account and jointly agreed that as of February 4, 2001, there was approximately $4.25 million remaining. As of September 30, 2001, approximately $2.7 million remains payable and is included in merchant reserve liability.

During the quarter ended March 31, 2001 certain shareholders made claims against the Company that the Company should have filed registration statement with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is continuing to work to resolve the various claims. In addition, other shareholders have made claims against the Company alleging in part that the delisting of the Company's stock from Nasdaq violated certain provisions of their investment agreements with the Company. See Note 7 - Subsequent Event-Settlement, regarding the resolution of one of these claims.

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

In November 2000 a plaintiff filed suit against the Company and a former President and Director of the Company alleging that it is the assignee of several persons and entities which owned interests in DataBank which the Company aquired in October 1999. The plaintiff alleges that its assignors were not paid their alleged share of the purchase price by the former President and Director and is suing, therefore, for breach of contract. The Company has filed a demurrer which is scheduled to be heard by the court in November 2001. While the Company intends to vigorously defend this action it is in the opinion of management premature to predict an outcome.

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

In addition to the above, the Company is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

NOTE 5 - CAPITAL TRANSACTIONS.

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $10,000 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock. As of September 30, 2001 and 2000, 360 shares were designated as Series A convertible preferred stock and 720 shares were designated as Series B convertible preferred stock. The Company issued the 360 shares of Series A during the year ended June 30, 1999. The Series A and Series B preferred shares are identical and rank pari passu with regard to liquidation, and other preferential rights, except that the conversion price for the Series A is $4.50 per share of common stock and the conversion price for the Series B is $7.00 per share of common stock. The Series A and B preferred shares are senior in right of payment, whether upon liquidation, dissolution, change of control or otherwise, to any other class of equity securities of the Company.

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

During the year ended June 30, 2001, the Company issued 1,000,000 shares to Brown Simpson in connection with the exercise of warrants. Also, 8,637,622 shares were returned to the Company in connection with the settlement of the investigation into the DataBank acquisition as described in Note 4.

There was no activity involving issuance or return of the Company's shares during the three months ended September 30, 2001.

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

Pursuant to the Purchase Agreement and Amended Agreements, the Purchasers acquired 800,000 shares of the Company's common stock and five-year warrants to purchase 800,000 additional shares ("Tranche A"). The exercise price for 400,000 of the warrants is $5.53 per share and the exercise price of the remaining 400,000 warrants is $9.49 per share. The exercise price of the warrants is subject by the Company if for 15 consecutive trading days, the closing bid price of the Company's stock is at least two times the then-current exercise price. Because the shares acquired by the purchasers were priced at a 10% discount from the quoted market price no value has been allocated to the warrants.

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

NOTE 6 - STOCK-BASED COMPENSATION

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

During fiscal 2001 the Company granted the then Chairman of the Board of Directors 300,000 options with an exercise price of $4.50 which was the market price of the stock on the date of the grant. Since this grant exceeded the typical grant for other Board members, the Company has recorded compensation expense determined using the Black Scholes Method. Accordingly a non-cash expense in the amount of $895,776 was recorded during fiscal 2001.

NOTE 7 - SUBSEQUENT EVENT - SETTLEMENT

On October 16, 2001, the Company entered into a settlement with a shareholder regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. The shareholder received the shares in the course of the Company's acquisition of DataBank in October, 1999. The shareholder had claimed that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction and subsequently failed to do so. In July 2001, the shareholder filed a lawsuit against the Company in federal court in Salt Lake City, Utah. The shareholder's complaint sought damages of $10,500,000. The Company negotiated a settlement with the shareholder whereby the shareholder was issued 3,500,000 shares of the Company's restricted common stock. As part of the settlement, the shareholder granted the Company's current Chairman an irrevocable proxy to vote these shares for a period of up to three years. In addition the shareholder received a promissory note from the Company for $800,000 to be paid in quarterly installments, beginning with the quarter ending December 31, 2001.The Company's quarterly payments will be based upon a percentage of the Company's earnings before taxes, depreciation, and amortization, if any, during each quarter, but the note will have a final maturity date in October 2004. Interest of 15% per annum will not begin accruing on the note until 2003. To assure payment under the note, the Company also executed a confession of judgment, which may not be entered absent a default, in an amount substantially in excess of the principal amount of the note. Finally, as part of the settlement, the Company and the shareholder agreed to modify a prior severance agreement between them. The shareholder has fully released the Company from all claims stated in the complaint. The total amount of the settlement of $1,447,500 has been recorded as of June 30, 2001 as an expense and an accrued liability on the balance sheet. The value of the shares issued was recorded at the price of the Company's common stock on October 16, 2001.

On October 16, 2001, the Company's board of directors agreed to reprice all outstanding stock options for current employees and directors at the closing market price on that date of $0.096 per share.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $14,666,745 and other intangible assets is $5,619,210. Amortization expense during the three months ended September 30, 2001 was $1,827,602. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

SFAS 144, Accounting for the Impairment or Disposal of Long-Loved Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

SFAS 143 and SFAS 144 will be adopted on their effective dates, Currently, the Company is assessing but has not yet determined how the adoption will impact its financial position and results of operations.

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

The Company, a Delaware corporation, was originally incorporated May 16, 1985. DCTI and its predecessor have acquired and sold several companies during the last four fiscal years. On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of DCTI, Books Now, Inc. ("Books Now") and the stock of WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), the stock of SB.com, Inc. ("SB.com") and acquired the stock of Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), the stock of CaribCommerce, Ltd. ("CaribCommerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions. In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former major shareholder. In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three months ended September 30, 2001 compared with three months ended September 30, 2000.

Revenue

Revenue for the three months ended September 30, 2001 was $4,642,895 as compared to $9,495,909 for the three months ended September 30, 2000. During the three months ended September 30, 2001, substantially all revenues were derived from payment processing activities, including $477,893 of revenues related to fees earned on the processing of chargebacks. During the three months ended September 30, 2000, payment processing revenues were $9,180,909 and revenues earned under a software distribution agreement were $315,000. Additionally, during the quarter ended September 30, 2000, the Company recorded $709,620 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. For the three months ended September 30, 2001 were $2,996,205 or 64.5% of revenue. Cost of revenue for the three months ended September 30, 2000 was $6,153,625 or 64.8% of revenue.

Operating Expenses

Depreciation and amortization expense decreased 81.7% to $2,363,635 during the three months ended September 30, 2001 from $12,941,662 during the three months ended September 30, 2000. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $156,123,113 of goodwill impairment write-down during fiscal 2001.

Selling, general and administrative expense net of non-cash, stock based expense decreased 48.9% to $1,608,625 during the three months ended September 30, 2001 from $3,149,242 during the three months ended September 30, 2000. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001.

Research and development expense net of non-cash, stock based expense decreased 70% to $133,391 during the three months ended September 30, 2001 from $444,948 during the three months ended September 30, 2000. The decrease in research and development expense was due to the reductions in work force and closing of offices during fiscal 2001.

The Company's variable option plan did not create any non-cash compensation adjustment during the three months ended September 30, 2001 as all outstanding options maintained exercise prices greater than the quoted stock price during the three months ended and as of September 30, 2001.During the three months ended September 30, 2000 the non-cash compensation adjustment associated with the Company's variable option plan generated a credit of $649,300 as all outstanding options had exercise prices greater than the quoted stock price on September 30, 2000.

Our income tax benefit is zero as we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely, than not.

In the three months ended September 30, 2001, the Company established reserves for customer chargebacks which may not be reimbursed by the merchant. Previously amounts were written-off at the time the amounts were deemed uncollectible.

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

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000. ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until; the Company receives
$1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004. The Company is recognizing revenue from this agreement ratably over its term. At June 30, 2000, the Company had recognized $468,224 of revenue under these agreements

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime.

On June 6, 2000, the Company agreed to process not less than $20,000,000 per month of gross credit card transactions through the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") and to make a minimum deposit with the bank in the amount of $6,400,000, maintain a 6 month rolling reserve of five percent on the gross amount of credit card transactions processed through SKNANB and pay SKNANB 50 basis points for all credit card settlements processed through SKNANB for DCTI merchants. This payment for basis points shall not be less than $50,000 per month for the six-month period ending November 30, 2000 and not less than $100,000 per month thereafter. In exchange, SKNANB permits the Company's merchants to process their credit card transactions through SKNANB using their VISA and Mastercard facilities.

During the three months ended September 30, 2001, operating activities used cash of $217,834. The net loss of $2,779,252 was mostly offset by non-cash depreciation and amortization expense of $2,363,635. The remaining difference in the net decrease in cash compared to the cash used in operating activities resulted from changes in operating assets and liabilities during the three month period as shown in the statement of cash flows.

During the three months ended September 30, 2000, operating activities provided cash of $6,255,314. The net loss of $12,513,009 was more than offset by non-cash depreciation and amortization expense of $12,941,662. The Company converted a receivable from its merchant processor to cash of $4,497,045 and increased its settlement obligations due to merchants by $3,774,420. The remaining difference in the net increase in cash compared to the cash provided by operating activities resulted from changes in the other operating assets and liabilities during the three month period as shown in the statement of cash flows.

The Company did not have any investing activity during the three months ended September 30, 2001. During the three months ended September 30, 2000 net cash used in investing activities was $690,004 as the Company upgraded and built redundancy in its computer facilities.

The Company used $417,024 of cash during for financing activities during the three months ended September 30, 2001. The cash was used to make repayments of principal amounts owed on borrowings and under capital lease agreements. The Company generated $4,899,378 in cash from financing activities in the three months ended September 30, 2000, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 and the Company paid $300,422 under capital lease obligations.

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of $405,326 after excluding non-cash expenses for amortization and depreciation. Since its inception, our business has incurred significant losses, and as of September 30, 2001 had negative working capital of $4,611,623. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. While management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         None


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DIGITAL COURIER TECHNOLOGIES, INC.



Date: November 14, 2001        By    /s/ John J. Hanlon
                                     -------------------------------------
                                         John J. Hanlon
                                         President and Chief Financial Officer