Form 10-Q/A
period 2001-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2001-11-16
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                   -----------

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

COMMITMENTS AND CONTINGENCIES:

Convertible Preferred Stock, $10,000 par
   value; 2,500,000 shares authorized,
   360 shares outstanding (liquidation
   preference of $3,600,000)                            3,600,000        3,600,000
                                                    -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock,  $.0001 par value; 75,000,000
     shares  authorized,  40,044,444
     shares issued and outstanding, respectively
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


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                               2001              2000
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (2,779,252)   $(12,513,009)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                           2,363,636      12,941,662
       Non-cash income related to the issuance of stock and stock options
                                                                                    --          (649,300)
       Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
            Restricted Cash                                                    7,794,688            --
            Receivable from payment processors                                   597,129       4,497,045
            Receivable from settlement bank                                   (1,221,503)           --
            Trade accounts receivable                                               --            57,606
            Deposit with payment processor                                       (30,617)        (38,888)
            Prepaid expenses and other current assets                             48,665        (471,407)
            Prepaid software license                                                --           538,464
            Other assets                                                            --           231,406
            Accounts payable                                                     700,703      (1,670,118)
            Settlements due to merchants                                        (595,817)      3,774,420
            Merchant reserves                                                 (5,999,976)      1,401,569
            Software license payable                                                --        (2,500,000)
            Accrued merchant payable                                          (1,467,382)       (780,667)
            Accrued chargebacks                                                  478,750         450,539
            Deferred revenue`                                                       --           885,000
            Other accrued liabilities                                           (106,857)        100,992
                                                                            ------------    ------------
                Net cash (used in) provided by operating activities
                                                                                (217,833)      6,255,314
                                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                               --          (690,004)
                                                                            ------------    ------------
                Net cash used in investing activities
                                                                                    --          (690,004)
                                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                               (12,076)       (300,622)
   Principal payments on borrowings                                             (404,948)           --
   Proceeds from issuance of common stock from exercise of warrants                 --         5,200,000
                                                                            ------------    ------------
                Net cash (used in) provided by financing activities
                                                                                (417,024)      4,899,378
                                                                            ------------    ------------

NET (DECREASE) INCREASE IN CASH                                                 (634,857)     10,464,688
CASH AT BEGINNING OF PERIOD                                                      712,264       7,382,773
                                                                            ------------    ------------
CASH AT END OF PERIOD                                                       $     77,407    $ 17,847,461
                                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                   $     51,890    $     13,341

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

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of $405,326 (unaudited) after excluding non-cash expenses for amortization and depreciation. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

During the year ended June 30, 2001, the Company issued 1,000,000 shares to Transaction Systems Architect, Inc. in connection with the exercise of warrants. Also, 8,637,622 shares were returned to the Company in connection with the settlement of the investigation into the DataBank acquisition as described in
Note 4.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On October 16, 2001, the Company's board of directors agreed to reprice all outstanding stock options for current employees and directors at the closing market price on that date of 9.6 cents per share.

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

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $14,666,745 and other intangible assets is $5,619,210. Amortization expense during the three months ended September 30, 2001 was $2,363,635. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

During the three months ended September 30, 2001 the Company's operations generated a loss from operations of $405,326 (unaudited) after excluding non-cash expenses for amortization and depreciation. Management projects that there will be sufficient cash flows from operating activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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