Form 10-Q
period 2001-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2002-02-14
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                    ---------

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has Common Stock with $.0001 par value, of which 43,614,448 shares were issued and outstanding as of February 14, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                     December 31,
                                                                                        2001          June 30,
                                                                                     (unaudited)        2001
                                                                                    ------------    ------------
CURRENT ASSETS:
   Cash                                                                             $    204,870    $    712,264
   Restricted cash                                                                    18,441,908      31,008,230
   Deposit with payment processor                                                           --         2,067,148
   Receivable from payment processors                                                    247,339       1,154,607
   Current portion of prepaid software license                                         2,247,684       2,247,684
   Prepaid expenses and other current assets                                             107,037         170,262
                                                                                    ------------    ------------

                Total current assets                                                  21,248,838      37,360,195
                                                                                    ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                       8,365,139       8,353,347
   Furniture, fixtures and leasehold improvements                                        593,416         593,416
                                                                                    ------------    ------------

                                                                                       8,958,555       8,946,763
   Less accumulated depreciation and amortization                                     (7,031,465)     (5,999,889)
                                                                                    ------------    ------------

                Net property and equipment                                             1,927,090       2,946,874

GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization of $57,004,248 and $54,472,885 respectively

                                                                                      13,401,064      15,932,427

PREPAID SOFTWARE LICENSE, net of current portion                                       2,809,605       3,933,447
                                                                                    ------------    ------------

                                                                                    $ 39,386,597    $ 60,172,943
                                                                                    ============    ============



     See accompanying notes to condensed consolidated financial statements.


                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                                                          December 31, 2001    June 30,
                                                                                             (unaudited)         2001
                                                                                            -------------    -------------

CURRENT LIABILITIES:
   Notes payable                                                                            $     957,365    $   1,656,655
   Current portion of capital lease obligations                                                    41,109           43,342
   Accounts payable                                                                             1,107,184          723,067
   Merchant reserves                                                                           17,616,999       28,074,138
   Accrued merchant payable                                                                     1,026,889        2,920,085
   Settlements due to merchants                                                                   202,101          741,057
   Accrued chargebacks                                                                          1,950,684        1,727,637
   Due to processor                                                                                17,000        2,484,107
   Deferred revenue                                                                               324,776          486,776
   Other accrued liabilities                                                                    2,222,903        2,689,339
                                                                                            -------------    -------------

                Total current liabilities                                                      25,467,010       41,546,203
                                                                                            -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                                  28,471           49,839
                                                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES:

Convertible Preferred Stock, 2,500,000 shares authorized, Series A - $10,000 par value 360 shares outstanding (liquidation preference of $3,600,000)
   Series B par value $0.0001- 4 and 0 shares outstanding respectively                          3,600,000        3,600,000
                                                                                            -------------    -------------

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 75,000,000 shares authorized,  43,614,444 and
     40,044,444 shares issued and outstanding respectively
                                                                                                    4,361            4,004
   Additional paid-in capital                                                                 279,705,487      279,355,836
   Warrants outstanding                                                                         1,363,100        1,363,100
    Subscriptions receivable                                                                      (12,000)         (12,000)
   Accumulated deficit                                                                       (270,769,832)    (265,734,039)
                                                                                            -------------    -------------

                Total stockholders' equity                                                     10,291,116       14,976,901
                                                                                            -------------    -------------

                                                                                            $  39,386,597    $  60,172,943
                                                                                            =============    =============

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                           2001                     2000
                                                       -------------             -------------

REVENUE                                                $   4,668,676             $   9,137,924

COST OF REVENUE                                            2,958,635                 6,198,506
                                                       -------------             -------------

                Gross margin                               1,710,041                 2,939,418
                                                       -------------             -------------

OPERATING EXPENSES:
   Depreciation and amortization                           2,323,146                13,489,448
   Impairment writedown of goodwill                             --                 142,000,000
   Selling, general and administrative                     1,480,840                 3,373,014
   Research and development                                  119,491                   513,257
   Chargebacks                                                  --                     249,000
                                                       -------------             -------------

                Total operating expenses                   3,923,477               159,624,719
                                                       -------------             -------------

OPERATING LOSS                                            (2,213,436)             (156,685,301)
                                                       -------------             -------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                              --                   3,109,544
   Interest and other income                                   1,387                    91,726
   Interest and other expense                                (44,492)                  (34,749)
                                                       -------------             -------------

                Net other income (expense)                   (43,105)                3,166,521
                                                       -------------             -------------

LOSS BEFORE INCOME TAXES                                  (2,256,541)             (153,518,780)

INCOME TAX                                                      --                        --
                                                       -------------             -------------

NET LOSS                                               $  (2,256,541)            $(153,518,780)
                                                       -------------             -------------


NET LOSS PER COMMON SHARE:
     Basic and Diluted                                 $       (0.05)            $       (3.64)
                                                       =============             =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                    42,993,574                42,164,840
                                                       =============             =============

     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)

                                                                                2001             2000
                                                                           -------------    -------------

REVENUE                                                                    $   9,311,571    $  18,633,834

COST OF REVENUE                                                                5,954,840       12,352,131
                                                                           -------------    -------------

                Gross margin                                                   3,356,731        6,281,703

OPERATING EXPENSES:
   Depreciation and amortization                                               4,686,781       26,935,446
   Impairment writedown of goodwill                                                 --        142,000,000
   Selling, general and administrative (includes $0 and ($285,346),
     respectively of non-cash, stock-based expense)                            3,089,465        5,742,239
   Research and development (includes $0 and ($363,954), respectively of
     non-cash, stock-based expense)                                              252,882          594,251
   Chargebacks                                                                   250,000          249,000
   Visa and Mastercard Fines                                                      60,000             --
                                                                           -------------    -------------

                Total operating expenses                                       8,339,128      175,520,936
                                                                           -------------    -------------

OPERATING LOSS                                                                (4,982,397)    (169,239,233)
                                                                           -------------    -------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                                                  --          3,109,544
   Interest and other income                                                      42,984          174,188
   Net loss on sale of assets                                                       --            (15,383)
   Interest and other expense                                                    (96,380)         (60,904)
                                                                           -------------    -------------

                Net other income (expense)                                       (53,396)       3,207,445
                                                                           -------------    -------------

LOSS BEFORE INCOME TAXES                                                      (5,035,793)    (166,031,788)
INCOME TAX                                                                          --               --
                                                                           -------------    -------------

NET LOSS                                                                   $  (5,035,793)   $(166,031,788)
                                                                           -------------    -------------
NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                     $       (0.12)   $       (3.67)
                                                                           =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                        41,519,009       45,282,149
                                                                           =============    =============


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                                     2001                    2000
                                                                                 -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $  (5,035,793)          $(166,031,788)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                    4,686,781              26,935,446
    Loss from impairment writedown of goodwill                                            --               142,000,000
    Gain on return of common shares                                                       --                (3,109,544)
    Compensation (income) related to cashless exercise feature of stock
      options                                                                             --                  (649,300)
    Loss on disposition of equipment                                                      --                    15,383
    Changes in operating assets and liabilities
         Restricted cash                                                            12,566,322             (14,088,458)
         Trade accounts receivable                                                        --                (1,150,998)
         Deposit with payment processor                                              2,067,148                    --
         Receivable from payment services processor                                    907,268               3,892,717
         Other receivables                                                                --                   477,935
         Deferred revenue                                                             (162,000)                570,000
         Prepaid expenses and other current assets                                      63,225                (531,695)
         Other assets                                                                     --                   329,356
         Accounts payable                                                              384,117              (1,665,621)
         Settlements due to merchants                                               (2,432,152)              2,462,489
         Merchant reserves                                                         (10,457,139)              2,211,510
         Due to payment processor                                                   (2,467,107)              1,322,798
         Accrued chargebacks                                                           223,047                (572,476)
         Accrued liabilities                                                          (116,428)             (2,887,684)
                                                                                 -------------           -------------

             Net cash provided by (used in) operating activities                 $     227,289           $ (10,469,930)
                                                                                 -------------           -------------


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (Continued)
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                                    2001                  2000
                                                                                 -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (11,792)             (855,802)
   Proceeds from sale of equipment                                                      --                   2,543
                                                                                 -----------           -----------

                Net cash provided by (used in) investing activities                  (11,792)             (853,259)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of warrants
                                                                                        --               5,200,000
   Principal payments on capital lease obligations                                   (23,601)             (315,525)
   Principal payments on borrowings                                                 (699,290)                 --
                                                                                 -----------           -----------

                Net cash provided by (used in) financing activities                 (722,891)            4,884,475
                                                                                 -----------           -----------

NET DECREASE IN CASH                                                                (507,394)           (6,438,714)

CASH AT BEGINNING OF PERIOD                                                          712,264             7,382,773
                                                                                 -----------           -----------

CASH AT END OF PERIOD                                                            $   204,870           $   944,059
                                                                                 -----------           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                        $   103,455           $    76,287


NONCASH FINANCING AND INVESTING ACTIVITIES:
   The company issued 3,570,000 shares of stock in October 2001 to settle a legal obligation discussed in Note 4 to the financial statements.


     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements as of December 31, 2001 and for the three and six months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.

During the three months ended December 31, 2001 the Company's operations were basically break even after excluding non-cash expenses for amortization and depreciation. During the six months ended December 31, 2001 the Company's operations generated a loss from operations of $295,616 (unaudited), after excluding non-cash expenses for amortization and depreciation. Since its inception, our business has incurred significant losses, and as of December 31, 2001 had negative working capital of $4,218,172. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. While management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

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

Subsequent to the acquisition of DataBank, the Company became aware of an additional $581,000 of liabilities related to DataBank's operations prior to the acquisition. This additional amount was recorded as an adjustment to goodwill and was being amortized over the remainder of the five-year period.

During the quarter ended December 31, 2000, the Company assessed the realizability of the recorded goodwill and $134,228,591 was written off as impaired. At June 30,2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded an additional writedown of $6,494,142.

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

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. At June 30, 2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded an additional writedown of $4,199,858.

In connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and were due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate. The notes remain outstanding at December 31, 2001 pending resolution of registration rights claims made by the Noteholders as discussed further in Note 4. Management will aggressively pursue collection of the notes, however, it was considered prudent to fully reserve the amounts due in the quarter ended June 30, 2001. A reserve of $2,197,596 was recorded at that time. In addition, the Company has stopped making payments on a severance agreement with one of the prior SB.com shareholders pending resolution of these matters.

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

In May 2000, Clicksmart.com was sold to Ubrandit.com ("UBI") for 300,000 shares of UBI, of which the Company received 100,000 shares. The UBI shares are available for resale as of May 2001. The Company has not recorded an asset relative to the shares as their value remains uncertain. The Company sold 20,000 shares of the stock during the quarter ended September 30, 2001, recording a gain of $1,286.

Sale of Certain Assets Related to WorldNow

On July 15, 1998, the Company signed an agreement to sell a portion of its assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). The assets primarily related to the national Internet-based network of local television stations. Pursuant to the asset purchase agreement, Gannaway agreed to pay $487,172 (less certain amounts as defined) in installments over a one-year period from the date of closing and agreed to pay earn-out amounts of up to $500,000. The earn-out amounts are calculated as ten percent of monthly revenues actually received by Gannaway in excess of $100,000 and are to be paid quarterly. Subsequent to the sale through December 31, 2001, the Company has not received any earn-out payments.

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

Options to purchase 4,247,049 and 4,047,691 shares of common stock at weighted average exercise prices of $0.82 and $5.75 per share as of December 31, 2001 and 2000, respectively, warrants to purchase 1,990,000 shares of common stock at weighted average exercise prices of $7.20 per share as of December 31, 2001 and 2000, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at December 31, 2001 and 2000 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

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

Legal Matters

ePayment Solutions ("EPS") was a processing client of DataBank. Unbeknownst to present management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, who in turn processed the transactions with the Company under the EPS name. EPS in turn was supposed to take its settlement funds and disburse them to its various merchants. When the present management began reviewing its merchants for risk assessment purposes, it discovered that EPS was indeed factoring, a violation of Visa/MasterCard regulations. It also began seeing large chargebacks in EPS's account and therefore larger reserves were withheld in the EPS account to cover expected chargebacks and in preparation for merchant termination should EPS be unwilling to sign the merchants directly with DCTI/SKNANB. As of December 31, 2001, funds held for EPS totaled approximately $1.3 million. The Company believes that adequate reserves are being held for all remaining chargebacks and fines.

The Company has been served with injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants which were doing business with EPS prohibiting the Company from disbursing the funds held for EPS's account until further court order. The Company is complying with these injunctions.

During the quarter ended March 31, 2001 certain shareholders made claims against the Company that the Company should have filed registration statement with the Securities and Exchange Commission at various times during fiscal 2000 to allow specific shareholders to market their otherwise restricted common shares in the Company. The Company is continuing to work to resolve the various claims. In addition, other shareholders have made claims against the Company alleging in part that the delisting of the Company's stock from Nasdaq violated certain provisions of their investment agreements with the Company. Also, the Company has stopped making payments on a severance agreement with one of the prior SB.com shareholders pending resolution of these matters.

On October 16, 2001, the Company entered into a settlement with a shareholder regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. The shareholder received the shares in the course of the Company's acquisition of DataBank in October, 1999. The shareholder had claimed that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction and subsequently failed to do so. In July 2001, the shareholder filed a lawsuit against the Company in federal court in Salt Lake City, Utah. The shareholder's complaint sought damages of $10,500,000. The Company negotiated a settlement with the shareholder whereby the shareholder was issued 3,500,000 shares of the

Company's restricted common stock. As part of the settlement, the shareholder granted the Company's current Chairman an irrevocable proxy to vote these shares for a period of up to three years. In addition, the shareholder received a promissory note from the Company for $800,000 to be paid in quarterly installments, beginning with the quarter ending December 31, 2001.The Company's quarterly payments will be based upon a percentage of the Company's earnings before taxes, depreciation, and amortization, if any, during each quarter, but the note will have a final maturity date in October 2004. Interest of 15% per annum will not begin accruing on the note until 2003. To assure payment under the note, the Company also executed a confession of judgment, which may not be entered absent a default, in an amount substantially in excess of the principal amount of the note. Finally, as part of the settlement, the Company and the shareholder agreed to modify a prior severance agreement between them. The shareholder has fully released the Company from all claims stated in the complaint. The total amount of the settlement of $1,447,500 was recorded at June 30, 2001 as an expense and an accrued liability on the balance sheet. The value of the shares issued was recorded at the price of the Company's common stock on October 16, 2001. Additionally, as part of the settlement, the shareholder was allowed to keep 70,000 shares previously promised to be returned to the Company.


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

In November 2000 a plaintiff filed suit against the Company and a former President and director of the Company alleging that the plaintiff is the assignee of several persons and entities, which owned interests in DataBank which the Company acquired in October 1999. The plaintiff alleges that its assignors were not paid their alleged share of the purchase price by the former

President and director and is suing, therefore, for breach of contract. The plaintiff has recently added as a defendant a former Chief Executive Officer and Chairman of the Company. The Company has filed several motions to dismiss the complaint, certain of which the court has granted, including one without leave to amend. The Company anticipates moving to dismiss the recent amendment to the complaint and anticipates that motion will be heard by the court in April 2002. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

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

In January 2002, the Company filed a lawsuit in Federal Court in San Francisco in response to the "Consent Statement" which was earlier filed by a group of shareholders led by Mr. James Egide (the Egide group), the Company's onetime Chairman and CEO. The Company is asking the Court to rule that the Egide group's Consent Statement is false and misleading and that it violates the SEC Act of 1934. The Company is requesting injunctive relief such that shareholders are not allowed to vote until the Egide group files a truthful Proxy. The Company believes that the Consent Statement filed by the Egide group contains numerous false and misleading statements, that it omits important information the shareholders should know about and that Mr. Egide and certain members of his group were officers, employees and Board Members during the time that gave rise to the losses which the Company has endured as it has written down the value of various acquisitions and expensed the costs of uncollectible chargebacks and credit card association fines.

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

On December 31, 2001, the Company issued one share of Series B Preferred Stock to each current member of the Board of Directors. The issuance of the Series B Preferred Stock was intended to create a mechanism whereby the Company's shareholders are assured a fair process for electing members to the Company's Board, including an opportunity to review accurate and fair proxy solicitations. The terms of the Series B Preferred Stock allow the holders, voting as one class, to elect 4 directors at each annual or special meeting at which directors are elected, or pursuant to any election of directors by written consent of the shareholders. A Series B director may be removed by a majority of the then serving directors with or without cause. The Series B Preferred Stock rights may be amended or repealed by any of the following: a vote of at least 70% of the Company's shareholders voting at a meeting with a record date on or prior to February 15, 2002, a vote of at least 60% of the Company's shareholders voting at a meeting with a record date after February 15, 2002, approval of at least 80% of shareholders of the Company acting by written consent, or unanimous approval (by vote or written consent) of the Series B Preferred shareholders voting as one class. The voting rights of the Series B Preferred Stock terminate automatically on June 30, 2003. On January 15, 2002 the Series B Preferred shares outstanding were converted to common stock, see discussion in Note 7, subsequent events.

Common Stock Issuances and Other Transactions

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

On October 16, 2001 the Company issued 3,500,000 shares to a shareholder in settlement claims of regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights as described in Note 4. Additionally, as part of the settlement, the shareholder was allowed to keep 70,000 shares previously promised to be returned to the Company.

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

The quoted market price of the Company's common stock on March 3, 1999 was $4.75 per share, which is greater than the $4.50 per share conversion price. The intrinsic value of the beneficial conversion feature of $200,000 was reflected in the accompanying consolidated financial statements as a preferred stock dividend.

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

Subsequent to the end of the period, the Company reached a settlement with Brown Simpson. See Note 7 - Subsequent Events.

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

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime. No payments have been made since June 2001.

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

During fiscal 2001 the Company granted the then Chairman of the Board of Directors 300,000 options with an exercise price of $4.50, which was the market price of the stock on the date of the grant. Since this grant exceeded the typical grant for other Board members, the Company has recorded compensation expense determined using the Black Scholes Method. Accordingly a non-cash expense in the amount of $895,776 was recorded during fiscal 2001.

On October 16, 2001, the Company's board of directors agreed to reprice all outstanding stock options for current employees and directors at the closing market price on that date of $0.096 cents per share. The total number of options affected was 2,724,952.

NOTE 7 - SUBSEQUENT EVENTS - BROWN SIMPSON SETTLEMENT, CONVERSION OF SERIES B PREFERRED

On January 22, 2002, the Company entered into an agreement with Brown Simpson Partners I, Ltd. whereby, in exchange for 360 shares of Series D Preferred Stock, Brown Simpson agreed to surrender all Series A Preferred Stock of the Company, all warrants to purchase shares of capital stock of the Company, and all registration, anti-dilution or participation rights Brown Simpson may have with respect to the Company's capital stock previously issued to Brown Simpson. In addition, Brown Simpson agreed to release the Company from any liability arising from claims it has asserted against the Company in connection with the acquisition of DataBank International Ltd. and the delisting of the Company's stock by Nasdaq. Each share of Series D Preferred Stock issued to Brown Simpson has a stated value of $10,000, and is presently convertible into 33,333 shares of common stock of the Company, although Brown Simpson cannot exercise any conversion right until May 31, 2002.

On January 15, 2002, the Company converted all outstanding shares of Series B Preferred Stock, issued on December 31, 2001 to each current member of the Board of Directors, to a total of 4 shares of common stock. The Company had authorized the issuance of the Series B Preferred Stock as a short-term mechanism to protect the shareholders against the Egide Group's Consent Statement (which the Company believes is false), referred to under legal matters in Note 4, in the event the Egide Group was permitted, over the Holidays, to commence soliciting shareholders before the Company had an opportunity to respond. Since December 31, 2001, the Company has taken several actions to ensure a fair election process. The Company has filed a letter to shareholders with the SEC and has taken other steps to inform the shareholders of key facts, including the fact that Egide was Chairman of the Board and CEO when certain acquisitions were consummated for which the Company has had to report more than $188 million in write downs and that Egide was Chairman and CEO when various merchants were allowed to process with the Company without proper authorization, which has cost the Company over $7 million in uncollectible chargebacks and fines.

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

The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $13,401,064 and other intangible assets is $5,057,289. Amortization expense during the three and six months ended December 31, 2001 was $1,827,602 and $3,655,204 respectively. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

 SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

 SFAS 143 and SFAS 144 will be adopted on their effective dates, Currently, the Company is assessing but has not yet determined how the adoption will impact its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three months ended December 31, 2001 compared with three months ended December 31, 2000, and six months ended December 31, 2001 compared with six months ended December 31, 2000

Revenue

Revenue for the three months ended December 31, 2001 was $4,668,676 as compared to $9,137,924 for the three months ended December 31, 2000. During the three months ended December 31, 2001, revenues were primarily derived from payment processing activities, including $222,685 of revenues related to fees earned on the processing of chargebacks. In addition, $162,000 of revenues were earned under a software distribution agreement. During the three months ended December 31, 2000, payment processing revenues were $8,822,924 and revenues earned under a software distribution agreement were $315,000. Additionally, during the three months ended December 31, 2000, the Company recorded $643,410 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to the loss of a significant merchant, which provided 18% of revenues during fiscal 2001, as well as, the decrease in the volume of transaction from merchants utilizing the Company's processing services.

Revenue for the six months ended December 31, 2001 was $9,311,571 as compared to $18,633,834 for the six months ended December 31, 2000. During the six months ended December 31, 2001, revenues were primarily derived from payment processing activities, including $700,578 of revenues related to fees earned on the processing of chargebacks. In addition, $162,000 of revenues were earned under a software distribution agreement. During the six months ended December 31, 2000, payment processing revenues were $18,003,924 and revenues earned under a software distribution agreement were $630,000. Additionally, during the six months ended December 31, 2000, the Company recorded $1,353,030 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to the loss of a significant merchant, which provided 18% of revenues during fiscal 2001, as well as, the decrease in the volume of transaction from merchants utilizing the Company's processing services.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. For the three months ended December 31, 2001 cost of revenue was $2,958,635 or 63.4% of revenue. Cost of revenue for the three months ended December 31, 2000 were $6,198,506 or 67.8% of revenue. The decrease in cost of revenues as a percentage of sales is primarily due to the decrease in lower margin, domestic processing as a percentage of total revenues.

For the six months ended December 31, 2001 cost of revenue was $5,954,840 or 63.9% of revenue. Cost of revenue for the six months ended December 31, 2000 were $12,352,131 or 66.3% of revenue. The decrease in cost of revenues as a percentage of sales is primarily due to the decrease in lower margin, domestic processing as a percentage of total revenues.

Operating Expenses

Depreciation and amortization expense decreased 82.8% to $2,323,146 during the three months ended December 31, 2001 from $13,489,448 during the three months ended December 31, 2000. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $156,123,113 of goodwill impairment write-down during fiscal 2001.

Depreciation and amortization expense decreased 82.6% to $4,686,781 during the six months ended December 31, 2001 from $26,935,446 during the six months ended December 31, 2000. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $156,123,113 of goodwill impairment write-down during fiscal 2001.

Selling, general and administrative expense decreased 56.1% to $1,480,840 during the three months ended December 31, 2001 from $3,373,014 during the three months ended December 31, 2000. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001.

Selling, general and administrative expense net of non-cash, stock based expense decreased 48.7% to $3,089,465 during the six months ended December 31, 2001 from $6,027,585 during the six months ended December 31, 2000. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001.

Research and development decreased 76.7% to $119,491 during the three months ended December 31, 2001 from $513,257 during the three months ended December 31, 2000. The decrease in research and development expense was due to the reductions in work force and closing of offices during fiscal 2001.

Research and development expense net of non-cash, stock based expense decreased 73.6% to $252,882 during the six months ended December 31, 2001 from $958,205 during the six months ended December 31, 2000. The decrease in research and development expense was due to the reductions in work force and closing of offices during fiscal 2001.

The Company's variable option plan did not create any non-cash compensation adjustments during the three or six month periods ended December 31, 2001 as all outstanding options were priced in excess of the quoted stock price as of the end of these periods. During the six months ended December 31, 2000 the non-cash compensation adjustment associated with the Company's variable option plan generated a credit of $649,300 as all outstanding options had exercise prices greater than the quoted stock price on December 31, 2000.

Our income tax benefit is zero as we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

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

On June 3, 1999, the Company entered into a three-year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement, ACI paid the Company a non-refundable deposit of $700,000. ACI will pay the Company license fees of 40% of the fee paid ACI until the Company receives $800,000, 35% of the fees paid ACI until; the Company receives
$1,500,000 and 30% of the fees paid ACI thereafter. On April 1, 2000 the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in installments of $1,200,000 on September 1, 2000 through September 1, 2004.

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled; the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and earns interest at Prime. No payments have been made since June 2001. Additionally the extension of the agreement to six years was cancelled. Accordingly the agreement terminates in June 2002. During the quarter ended December 31, 2001 management determined that the remaining deferred revenue from the Agreement should be recognized ratably over 9 months beginning October 2001. As a result, $162,000 has been recognized during the quarter.

During the six months ended December 31, 2001, operating activities provided cash of $227,289. The net loss of $5,035,793 was mostly offset by non-cash depreciation and amortization expense of $4,686,781. Additionally, cash provided by a decrease in restricted cash was offset by a decrease in merchant reserve and merchant settlement liabilities. These decreases are consistent with the decrease in revenues. Also, reducing the liability to payment processor offset cash provided by the liquidation of our deposit with payment processor. Other changes in current asset and liabilities accounts accounted for the remaining net cash used in operating activities during the period.

During the six months ended December 31, 2000, operating activities used cash of $10,469,930. The net loss of $166,031,788 was more than offset by non-cash depreciation and amortization expense and impairment write-down of goodwill of $168,935,446. The decrease in cash was due to an increase in restricted cash of approximately $14.1 million along with decreases of accruals and accounts payable. These uses of cash were partially offset by the conversion of a receivable from payment processor to cash and increases to cash balances from increased amounts payable to merchants and payment processors.

The Company used $11,792 of cash for investing activities during the six months ended December 31, 2001 related to the purchase of computer equipment. During the six months ended December 31, 2000 net cash used in investing activities was $853,259 as the Company upgraded and built redundancy in its computer facilities.

The Company used $772,891 of cash during for financing activities during the six months ended December 31, 2001. The cash was used to make repayments of principal amounts owed on borrowings and under capital lease agreements. The Company generated $4,884,475 in cash from financing activities in the six months ended December 31, 2000, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 and the Company paid $315,525 under capital lease obligations.

During the three months ended December 31, 2001 the Company's operations were basically break even after excluding non-cash expenses for amortization and depreciation. During the six months ended December 31, 2001 the Company's operations generated a loss from operations of $295,616 (unaudited), after excluding non-cash expenses for amortization and depreciation. Since its inception, our business has incurred significant losses, and as of December 31, 2001 had negative working capital of $4,218,172. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. While management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to risks relating to the Company's continued ability to create or acquire products and services that customers will find attractive and the potential for increased competition which could affect pricing and profitability. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission, including the Company's annual report on form 10K. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART II
Item 1                     LEGAL PROCEEDINGS

On October 16, 2001, the Company entered into a settlement with a shareholder regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. The shareholder received the shares in the course of the Company's acquisition of DataBank in October, 1999. The shareholder had claimed that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction and subsequently failed to do so. In July 2001, the shareholder filed a lawsuit against the Company in federal court in Salt Lake City, Utah. The shareholder's complaint sought damages of $10,500,000. The Company negotiated a settlement with the shareholder whereby the shareholder was issued 3,500,000 shares of the Company's restricted common stock. As part of the settlement, the shareholder granted the Company's current Chairman an irrevocable proxy to vote these shares for a period of up to three years. In addition, the shareholder received a promissory note from the Company for $800,000 to be paid in quarterly installments, beginning with the quarter ending December 31, 2001.The Company's quarterly payments will be based upon a percentage of the Company's earnings before taxes, depreciation, and amortization, if any, during each quarter, but the note will have a final maturity date in October 2004. Interest of 15% per annum will not begin accruing on the note until 2003. To assure payment under the note, the Company also executed a confession of judgment, which may not be entered absent a default, in an amount substantially in excess of the principal amount of the note. Finally, as part of the settlement, the Company and the shareholder agreed to modify a prior severance agreement between them. The shareholder has fully released the Company from all claims stated in the complaint. The total amount of the settlement of $1,447,500 was recorded at June 30, 2001 as an expense and an accrued liability on the balance sheet. The value of the shares issued was recorded at the price of the Company's common stock on October 16, 2001. Additionally, as part of the settlement, the shareholder was allowed to keep 70,000 shares previously promised to be returned to the Company.

In November 2000 a plaintiff filed suit against the Company and a former President and director of the Company alleging that the plaintiff is the assignee of several persons and entities, which owned interests in DataBank which the Company acquired in October 1999. The plaintiff alleges that its assignors were not paid their alleged share of the purchase price by the former President and director and is suing, therefore, for breach of contract. The plaintiff has recently added as a defendant a former Chief Executive Officer and Chairman of the Company. The Company has filed several motions to dismiss the complaint, certain of which the court has granted, including one without leave to amend. The Company anticipates moving to dismiss the recent amendment to the complaint and anticipates that motion will be heard by the court in April 2002. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

In January 2002, the Company filed a lawsuit in Federal Court in San Francisco in response to the "Consent Statement" which was earlier filed by a group of shareholders led by Mr. James Egide (the Egide group), the Company's onetime Chairman and CEO. The Company is asking the Court to rule that the Egide group's Consent Statement is false and misleading and that it violates the SEC Act of 1934. The Company is requesting injunctive relief such that shareholders are not allowed to vote until the Egide group files a truthful Proxy. The Company believes that the Consent Statement filed by the Egide group contains numerous false and misleading statements, that it omits important information the shareholders should know about and that Mr. Egide and certain members of his group were officers, employees and Board Members during the time that gave rise to the losses which the Company has endured as it has written down the value of various acquisitions and expensed the costs of uncollectible chargebacks and credit card association fines.

Item 2                     CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 15, 2002, the Company converted all outstanding shares of Series B Preferred Stock, issued on December 31, 2001 to each current member of the Board of Directors, to a total of 4 shares of common stock. The Company had authorized the issuance of the Series B Preferred Stock as a short-term mechanism to protect the shareholders against the Egide Group's Consent Statement (which the Company believes is false), referred to under legal matters in Note 4, in the event the Egide Group was permitted, over the Holidays, to commence soliciting shareholders before the Company had an opportunity to respond. Since December 31, 2001, the Company has taken several actions to ensure a fair election process. The Company has filed a letter to shareholders with the SEC and has taken other steps to inform the shareholders of key facts, including the fact that Egide was Chairman of the Board and CEO when certain acquisitions were consummated for which the Company has had to report more than $188 million in write downs and that Egide was Chairman and CEO when various merchants were allowed to process with the Company without proper authorization, which has cost the Company over $7 million in uncollectible chargebacks and fines.

Item 3                     DEFAULTS UPON SENIOR SECURITIES

                           None

Item 4                     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                           None

Item 5                     OTHER INFORMATION

                           None



Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

                           None


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DIGITAL COURIER TECHNOLOGIES, INC.



Date: February 14, 2002        By    /s/ John J. Hanlon
                                      -------------------------------------
                                         John J. Hanlon
                                         President and Chief Financial Officer