Form 10-Q
period 2002-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2002-05-15
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                    ---------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


         Delaware                                        87-0461856
------------------------------              ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                         84107
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
                                 (801) 266-5390

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [   ]     No    [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Registrant has Common Stock with $.0001 par value, of which 45,043,019 shares were issued and outstanding as of May 15, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                            March 31, 2002     June 30,
                                                              (unaudited)        2001
                                                             ------------   ------------
CURRENT ASSETS:
   Cash                                                     $    466,807    $    712,264
   Restricted cash                                            14,489,497      31,008,230
   Deposit with payment processor                                   --         2,067,148
   Receivable from payment processors                             67,467       1,154,607
   Current portion of prepaid software license                 2,247,684       2,247,684
   Prepaid expenses and other current assets                      67,158         170,262
                                                            ------------    ------------

                Total current assets                          17,338,613      37,360,195
                                                            ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                               8,374,242       8,353,347
   Furniture, fixtures and leasehold improvements                593,416         593,416
                                                            ------------    ------------

                                                               8,967,658       8,946,763
   Less accumulated depreciation and amortization             (7,517,231)     (5,999,889)
                                                            ------------    ------------

                Net property and equipment                     1,450,427       2,946,874

GOODWILL AND OTHER INTANGIBLE ASSETS,
   net of accumulated amortization
   of  $54,472,885 at June 30, 2001

                                                                    --        15,932,427

PREPAID SOFTWARE LICENSE, net of current portion               2,247,684       3,933,447
                                                            ------------    ------------

                                                            $ 21,036,724    $ 60,172,943
                                                            ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------


                                                             March 31, 2002     June 30,
                                                             (unaudited)          2001
                                                            -------------    -------------

CURRENT LIABILITIES:
   Notes payable                                            $     606,719    $   1,656,655
   Current portion of capital lease obligations                    42,781           43,342
   Accounts payable                                               934,046          723,067
   Merchant reserves                                           14,096,178       28,074,138
   Accrued merchant payable                                     1,067,976        2,920,085
   Settlements due to merchants                                   453,032          741,057
   Accrued chargebacks                                          1,906,977        1,727,637
   Due to processor                                                  --          2,484,107
   Deferred revenue                                               162,388          486,776
   Other accrued liabilities                                    2,347,131        2,689,339
                                                            -------------    -------------

                Total current liabilities                      21,617,228       41,546,203
                                                            -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                  17,072           49,839
                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES:

Convertible Preferred Stock, 2,500,000 shares authorized



 Series A - $10,000 par value 360 shares outstanding
  (liquidation preference of $3,600,000)                             --          3,600,000

  Series D - $10,000 par value 360 shares outstanding
  (liquidation preference of $3,600,000)                        3,600,000             --
   of $3,600,000)
                                                            -------------    -------------

STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock, $.0001 par value; 75,000,000 shares
     authorized,  43,614,448 and 40,044,444 shares issued
     and outstanding respectively
                                                                    4,361            4,004
   Additional paid-in capital                                 279,705,487      279,355,836
   Warrants outstanding                                         1,363,100        1,363,100
    Subscriptions receivable                                      (12,000)         (12,000)
   Accumulated deficit                                       (285,258,524)    (265,734,039)
                                                            -------------    -------------

                Total stockholders' (deficit) equity           (4,197,576)      14,976,901
                                                            -------------    -------------

                                                            $  21,036,724    $  60,172,943
                                                            =============    =============

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                     2002            2001
                                                                                ------------    ------------

NET REVENUES                                                                    $  4,017,630    $  8,529,137

COST OF REVENUES                                                                   2,302,136       5,167,762
                                                                                ------------    ------------

                Gross margin                                                       1,715,494       3,361,375
                                                                                ------------    ------------

OPERATING EXPENSES:
   Depreciation and amortization                                                   2,313,368       3,829,824
   Impairment writedown of goodwill                                               12,135,383       3,429,113
   Selling, general and administrative                                             1,390,263       2,330,744
   Research and development                                                          130,928          55,876
   Fines and chargebacks                                                             210,000         250,000
                                                                                ------------    ------------

                Total operating expenses                                          16,179,942       9,895,557
                                                                                ------------    ------------

OPERATING LOSS                                                                  $(14,464,448)   $ (6,534,182)
                                                                                ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                                                             569         307,105
   Loss on dispositions of equipment                                                    --           (11,335)
   Interest and other expense                                                        (24,821)        (80,771)

                Other expense, net                                                   (24,252)        214,999
                                                                                ------------    ------------

NET LOSS                                                                        $(14,488,700)   $ (6,319,183)
                                                                                ============    ============

NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                          $      (0.33)   $      (0.16)
                                                                                ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                            43,614,447      40,044,444
                                                                                ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                2002              2001
                                                                          ----------------- -----------------

NET REVENUES                                                              $     13,329,200  $      27,162,971

COST OF REVENUES                                                                  8,256,976        17,519,894
                                                                          ----------------- -----------------

                Gross margin                                                      5,072,224         9,643,077
                                                                          ----------------- -----------------

OPERATING EXPENSES:
   Depreciation and amortization                                                  7,000,149        30,765,272
   Impairment writedown of goodwill                                              12,135,383       145,429,113
   Selling, general and administrative (includes $0 and ($285,346),
     respectively of non-cash, stock-based expense)                               4,479,719         8,072,984
   Research and development (includes $0 and ($363,954), respectively
     of non-cash, stock-based expense)                                              383,810           650,127
   Fines and chargebacks                                                            520,000           499,000
                                                                          ----------------- -----------------

                Total operating expenses                                         24,519,061       185,416,496
                                                                          ----------------- -----------------

OPERATING LOSS                                                                  (19,446,837)     (175,773,419)
                                                                          ----------------- -----------------

OTHER INCOME (EXPENSE):
   Gain on return of common shares                                                        -         3,109,544
   Interest and other income                                                         43,554           496,676
   Net loss on sale of assets                                                             -           (26,718)
   Interest and other expense                                                      (121,202)         (157,058)

                Other expense, net                                                  (77,648)        3,422,444
                                                                          ----------------- -----------------

NET LOSS                                                                       $(19,524,485)    $(172,350,975)
                                                                          ================= =================
     Basic and Diluted                                                    $           (0.46)    $       (3.96)
                                                                          ================= =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                           42,207,292        43,561,735
                                                                          ================= =================

     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)
                           Increase (Decrease) in Cash

                                                                           2002              2001
                                                                      ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (19,524,485)   $(172,350,975)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                         7,000,149       30,765,272
    Loss from impairment writedown of goodwill                           12,135,383      145,429,113
    Gain on return of common shares                                            --         (3,109,544)
    Compensation (income) related to cashless exercise of stock
      options and issuance of stock                                            --           (649,300)
    Loss on disposition of equipment                                           --             26,718
    Changes in operating assets and liabilities, net of effect of acquisitions:
         Restricted cash                                                 16,518,733      (18,661,845)
         Trade accounts receivable                                             --           (963,637)
         Receivable from payment processor                                1,087,140        4,372,168
         Deposit with payment services processor                          2,067,148          450,452
         Prepaid expenses and other current assets                          103,104         (107,725)
         Other assets                                                          --            101,947
         Accounts payable                                                   210,979       (2,433,550)
         Settlements due to merchants                                    (2,140,134)      (1,916,374)
         Merchant reserves                                              (13,977,960)      10,744,410
         Due to processor                                                (2,484,107)       2,281,010
         Accrued chargebacks                                                179,340         (326,066)
         Accrued liabilities                                                  7,800          389,959
         Deferred revenue                                                  (324,388)         255,000
         Other liabilities                                                     --         (2,500,000)
                                                                      -------------    -------------

             Net cash provided by (used in) operating activities      $     858,702    $  (8,202,967)
                                                                      -------------    -------------


     See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (Continued)
                                   (Unaudited)

                           Increase (Decrease) in Cash

                                                                              2002           2001
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (20,895)      (882,059)
   Proceeds from disposition of equipment                                        --           19,853
                                                                          -----------    -----------

                Net cash (used in) investing activities                       (20,895)      (862,206)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock upon exercise of warrants
                                                                                 --        5,200,000
   Principal payments on capital lease obligations                            (33,328)      (315,525)
   Principal payments on borrowings                                        (1,049,936)      (328,103)
                                                                          -----------    -----------

                Net cash (used in) provided by financing activities        (1,083,264)     4,556,372
                                                                          -----------    -----------

NET DECREASE IN CASH                                                         (245,457)    (4,508,801)
CASH AT BEGINNING OF PERIOD                                                   712,264      7,382,773
                                                                          -----------    -----------

CASH AT END OF PERIOD                                                     $   466,807    $ 2,873,972
                                                                          ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                 $   112,810    $   143,858


NONCASH FINANCING AND INVESTING ACTIVITIES:
   The company issued 3,570,000 shares of stock in October 2001 to settle legal obligation.


     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed consolidated financial statements as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2002. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no affect on the previously reported net loss.

Since its inception, our business has incurred significant losses, and as of March 31, 2002 had negative working capital of $4,278,615. In addition, cash balances available at March 31, 2002 have been substantially exhausted in order to fund current operations and pay liabilities. Notably, $260,000 was spent to renew the directors and officers' insurance policy. As a result, there has been uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. There can be no assurance that the proceeds of any future financing, if any, will substantially affect the Company's going concern status or that the Company's ongoing need for financing will be met or that any future financing will be on terms favorable to the Company.

Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, our ability to successfully defend litigation against us. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities, respond to competitive pressures or defend pending or future litigation. The Company requires additional financing to meet its current capital requirements. The Company has been working for months to obtain additional financing and hopes to conclude a financing by May 31, 2002. If a financing is concluded, it will in all likelihood involve the issuance of additional shares of common stock or series of preferred stock with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing will also likely result in substantial dilution to current holders of our common stock. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining loans from banks or other lenders. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business and lead to filing for protection under the bankruptcy laws.

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

NOTE 2  - GOODWILL IMPAIRMENT

DataBank International, Ltd.

During  the  quarter  ended  December  31,  2000,   the  Company   assessed  the
realizability of the recorded goodwill and $134,228,591 was written off as impaired.

At June 30, 2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded an additional writedown of $6,494,142.

At March 31, 2002 the Company assessed the realizability of the remaining goodwill under current business conditions. As a result of that analysis, all remaining unamortized goodwill of $7,442,522 associated with DataBank International, Ltd. was written off as impaired.

CaribCommerce, Ltd.

During the quarter ended March 31, 2001, the Company evaluated the potential benefits associated with a service agreement acquired from CaribCommerce, Ltd. and concluded that it would not be in the best interests of the Company to pursue a relationship with the bank. Upon this determination, the Company assessed the realizability of the remaining unamortized goodwill associated with the acquisition and having determined it to be impaired, wrote off the full amount of $3,429,113.

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

At March 31, 2002 the Company assessed the realizability of the remaining goodwill under current business conditions. As a result of that analysis, all remaining unamortized goodwill of $4,692,861 associated with SB.com, Inc. was written off as impaired.

In connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and were due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate. The notes remain outstanding at March 31, 2002 pending resolution of registration rights claims made by the Noteholders as discussed further in Note 4. Management will aggressively pursue collection of the notes, however, it was considered prudent to fully reserve the amounts due in the quarter ended June 30, 2001. A reserve of $2,197,596 was recorded at that time. In addition, the Company has stopped making payments on a severance agreement with one of the prior SB.com shareholders pending resolution of these matters.

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

Options to purchase 5,303,347 and 4,447,224 shares of common stock at weighted average exercise prices of $0.27 and $2.79 per share as of March 31, 2002 and 2001, respectively, warrants to purchase 390,000 and 1,990,000 shares of common stock at weighted average exercise prices of $10.60 and $7.20 per share as of March 31, 2002 and 2001, respectively and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at March 31,

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2002 and 2001 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Legal Matters

In November 2000, Ameropa Ltd. filed suit in the California Superior Court in Los Angeles against the Company and Donald J. Marshall, a former President and director of the Company, alleging that the plaintiff is the assignee of several persons and entities which owned interests in DataBank (the "Ameropa litigation"). Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. In January, the court granted a motion by the Company to dismiss certain claims without leave to amend and granted
Plaintiff leave to amend others. The Company has moved to dismiss the recent amendment to the complaint and anticipates that motion will be heard by the court by June 2002. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Corporate Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint purports to allege claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they entered into with the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. On March 27, 2002, the court denied defendants' motion to dismiss, but ordered plaintiffs to file a legally adequate amended complaint within 45 days. On March 29, 2002, the court ordered that the parties participate in a mediation, which has been scheduled for late July 2002. On April 15, 2002, the court denied plaintiffs' motion to remand the case to state court. On or about May 13, 2002, plaintiffs filed an amended complaint. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

In January 2002, the Company filed a lawsuit in the United States District Court for the Northern District of California in response to the "Consent Statement" which was earlier filed by a group of shareholders led by Mr. James Egide (the Egide group), the Company's onetime Chairman and CEO. The Company asked the Court to rule that the Egide group's Consent Statement is false and misleading and that it violates the SEC Act of 1934. The Company's complaint sought injunctive relief such that shareholders are not allowed to vote until the Egide group files a truthful Proxy. The Company believed that the Consent Statement filed by the Egide group contained numerous false and misleading statements,

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

that it omitted important information the shareholders should know about, including that Mr. Egide and certain members of his group were officers, employees and Board Members during the time that gave rise to the losses which the Company has endured as it has written down the value of various acquisitions and expensed the costs of uncollectible chargebacks and credit card association fines. The Egide Group answered the complaint, denying the allegations. Also in response to the lawsuit, the Egide Group substantially amended their Consent Statement to address the Company's principal allegations. On May 10, 2002, the Company and the Egide Group filed a stipulation with the court requesting that the case be dismissed with prejudice.

On March 18, 2002, the Company, Donald J. Marshall and Nautilus Management, Ltd., an entity wholly-owned and controlled by Mr. Marshall entered into an amendment of the Settlement and Release Agreement (the "Settlement Agreement") previously entered into among them on October 16, 2001 to resolve a dispute regarding an allegation by Mr. Marshall that the Company had breached the Settlement Agreement, which the Company denied, and to make certain desired changes to the original terms of the Settlement Agreement. In the amendment, as previously disclosed in the Company's 8-K filing, Marshall was granted a concession fee of $136,000, of which $36,000 was paid in March 2002 and the remaining $100,000 is payable through the delivery of 1,428,571 shares of common stock of DCTI. At March 31, 2002, the Company had accrued $1,047,000 related to its obligation under the Settlement Agreement as amended.

Since the end of the quarter, the Company has been named a defendant in several lawsuits. On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. ("Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in the course of the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. The Company has not filed a response to the Next Generation plaintiffs' complaint. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

On April 15, 2002, the Bank of Nevis International Limited ("Bank") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement ("Agreement"). In particular, the Bank of Nevis alleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the Agreement by
(1) failing to pay processing fees due under the Agreement (2) negligently instructing the Bank to make refunds to merchants; (3) instructing the Bank to pay merchants who were not its customers; (4) failing to ensure that the reserve

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

fund of each merchant was sufficient to cover any loss the Bank may suffer; (5) not having proper or effective software to manage credit card transactions; (6) delaying in instructing the Bank to make payments; (7) not carrying out proper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to the Bank; and (10) failing to provide timely instructions to the Bank. The claim also alleges that the Company and DataBank breached an agreement with the Bank to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the Agreement. Finally, the Bank also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $2.9 million. The Company has not filed a response to the Bank's complaint. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

On April 22, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint against the Company in Los Angeles County Superior Court alleging that the
Company failed to provide certain information in response to requests for information and, as a result, Equifax labeled Cybernet an excessive chargeback merchant and listed it on the MasterCard International's Terminated Merchant File, making card-acquiring banks, credit card processors, as well as Visa and MasterCard, reluctant to do business with Cybernet. Cybernet also alleges that in September 2001, Visa fined it for excessive chargebacks, despite an agreement with the Company that it was to get a three month grace period during which Visa would not impose any fines. Cybernet further alleges that the Company erroneously processed through the MasterCard and Visa systems credit card transactions originated by other Internet merchants not affiliated with Cybernet and that, as a result, MasterCard fined it $1.2 million and St. Kitts Bank placed a hold on its merchant account. Finally, Cybernet alleges that the Company improperly collected certain transaction fees. Cybernet's complaint purports to state claims for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment and interference with economic relations. The Company has not filed a response to Cybernet's complaint. While the Company intends to vigorously defend this action, no assurance can be given as to the ultimate outcome or resolution of this action.

In addition to the above matters, the Company is the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Common Stock Issuances and Other Transactions

During the year ended June 30, 2001, the Company issued 1,000,000 shares to Transaction Systems Architect, Inc. in connection with the exercise of warrants. Also, 8,637,622 shares were returned to the Company in connection with the settlement of the investigation into the DataBank acquisition. See full discussion in our Form 10-K as of June 30, 2001.

On October 16, 2001 the Company issued 3,500,000 shares to a shareholder in settlement of claims regarding the Company's alleged failure to register restricted shares of the Company's common stock, as well as certain other alleged breaches of his contract rights. Additionally, as part of the settlement, the shareholder was allowed to keep 70,000 shares previously promised to be returned to the Company. On March 18, 2002, this settlement was further amended. See Note 4.

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

Significant awards of options were made to directors, some of who also provided management services to the Company. A significant award was also made to a director who is also a Company executive. In March 2002, 1,312,500 fully vested options were granted to the directors and 750,000 fully vested options were granted to the executive. The fair value of the awards to the directors granted in exchange for management services was insignificant.

NOTE 7 - SUBSEQUENT EVENTS

On April 16, 2002 the Company issued 1,428,571 shares of its restricted common stock to a Shareholder as per the settlement agreement reached with this Shareholder on March 18, 2002. See Legal Matters in Note 4.

In April 2002, the Company granted 380,000 options to an executive in lieu of monthly pay. In April 2002, the Company also granted 400,000 options to a director in exchange for management services provided. No material expense was incurred in connection with these awards.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill is $0 and other intangible assets is $4,495,368. Amortization expense during the three and nine months ended March 31, 2002 was $1,827,603 and $5,482,807 respectively. Additionally, the Company wrote off remaining goodwill balances as impaired during the three months ended March 31, 2002 in the amount of $12,135,383. As all goodwill is written down to $0, implementation of these standards is not expected to have any impact on the Company's financial statements.

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

Results of Operations

Three months ended March 31, 2002 compared with three months ended March 31, 2001, and nine months ended March 31, 2002 compared with nine months ended March 31, 2001

Revenue

Revenue for the three months ended March 31, 2002 was $4,017,630 as compared to $8,529,137 for the three months ended March 31, 2001. During the three months ended March 31, 2002, revenues were primarily derived from payment processing activities, including $212,235 of revenues related to fees earned on the processing of chargebacks. In addition, $162,387 of revenues were earned under a software distribution agreement. During the three months ended March 31, 2001, payment processing revenues were $8,214,137 and revenues earned under a software distribution agreement were $315,000. Payment processing revenue, during the three months ended March 31, 2001, included $457,020 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to the loss of a significant merchant, which provided 18% of revenues during fiscal 2001, as well as, the decrease in the volume of transaction from merchants utilizing the Company's processing services.

Revenue for the nine months ended March 31, 2002 was $13,329,200 as compared to $27,162,971 for the nine months ended March 31, 2001. During the nine months ended March 31, 2002, revenues were primarily derived from payment processing activities, including $912,813 of revenues related to fees earned on the processing of chargebacks. In addition, $324,387 of revenues were earned under a software distribution agreement. During the nine months ended March 31, 2001, payment processing revenues were $26,217,971 and revenues earned under a software distribution agreement were $945,000. Payment processing revenue, during the nine months ended March 31, 2001, included $1,810,050 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to the loss of a significant merchant, which provided 18% of revenues during fiscal 2001, as well as, the decrease in the volume of transaction from merchants utilizing the Company's processing services.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. For the three months ended March 31, 2002 cost of revenue was $2,302,136 or 57.3% of revenue. Cost of revenue for the three months ended March 31, 2001 was $5,167,762 or 60.6% of revenue. The decrease in cost of revenues as a percentage of sales is primarily due to the decrease in lower margin, domestic processing as a percentage of total revenues.

For the nine months ended March 31, 2002 cost of revenue was $8,256,976 or 61.9% of revenue. Cost of revenue for the nine months ended March 31, 2001 was $17,519,894 or 64.5% of revenue. The decrease in cost of revenues as a percentage of sales is primarily due to the decrease in lower margin, domestic processing as a percentage of total revenues.

Operating Expenses

At March 31, 2002 the Company assessed the realizability of the remaining goodwill balances associated with both Databank and SB.com under current business conditions. As a result of that analysis, all remaining unamortized goodwill of $12,135,383 was written off as impaired.

Depreciation and amortization expense decreased 39.6% to $2,313,368 during the three months ended March 31, 2002 from $3,829,824 during the three months ended March 31, 2001. The decrease in depreciation and amortization expense was primarily due to the decrease in amortization of goodwill as a result of goodwill impairment write-downs prior to the three month period ended March 31, 2002 and subsequent to the three month period ended March 31, 2001 of $14,123,113.

Depreciation and amortization expense decreased 77.2% to $7,000,149 during the nine months ended March 31, 2002 from $30,765,272 during the nine months ended March 31, 2001. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $156,123,113 of goodwill impairment write-down during fiscal 2001.

Selling, general and administrative expense decreased 40.4% to $1,390,263 during the three months ended March 31, 2002 from $2,330,744 during the three months ended March 31, 2001. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001.

Selling, general and administrative expense net of non-cash, stock based expense decreased 46.4% to $4,479,719 during the nine months ended March 31, 2002 from $8,358,330 during the nine months ended March 31, 2001. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001.

Research and development increased 134.3% to $130,928 during the three months ended March 31, 2002 from $55,876 during the three months ended March 31, 2001. The Company had a reduction in force in December 2000 that resulted in the low research and development expenditure during the three months ended March 31, 2001. Subsequently, the Company has shifted some remaining resources to research and development.

Research and development expense net of non-cash, stock based expense decreased 62.2% to $383,810 during the nine months ended March 31, 2002 from $1,014,081 during the nine months ended March 31, 2001. The decrease in research and development expense was due to the reductions in work force and closing of offices during fiscal 2001.

The Company's variable option plan did not create any non-cash compensation adjustments during the three or nine month periods ended March 31, 2002 as all outstanding options were priced at or in excess of the quoted stock price as of the end of these periods. During the nine months ended March 31, 2001 the non-cash compensation adjustment associated with the Company's variable option plan generated a credit of $649,300 as all outstanding options had exercise prices greater than the quoted stock price on March 31, 2001.

Our income tax benefit is zero as we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

Liquidity and Capital Resources

During the nine months ended March 31, 2002, operating activities provided cash of $858,702. Non-cash depreciation, amortization and goodwill impairment expenses of $19,135,532 resulted in a net loss of $19,524,485. Additionally, cash provided by a decrease in restricted cash was offset by a decrease in merchant reserve and merchant settlement liabilities. These decreases are consistent with the decrease in revenues. Also, reducing the liability to payment processor offset cash provided by the liquidation of our deposit with payment processor. Other changes in current asset and liabilities accounts accounted for the remaining net cash used in operating activities during the period.

During the nine months ended March 31, 2001, operating activities used cash of $8,202,967. The net loss of $172,350,975 was caused primarily by non-cash depreciation and amortization expense and impairment write-down of goodwill of $176,194,385. The net use of cash was due to an increase in restricted cash of approximately $18.7 million along with decreases of accounts payable and other liabilities. These uses of cash were partially offset by the conversion of a receivable from payment processor to cash and increases to cash balances from increased amounts payable to merchants and payment processors.

The Company used $20,895 of cash for investing activities during the nine months ended March 31, 2002 related to the purchase of computer equipment. During the nine months ended March 31, 2001 net cash used in investing activities was $862,206 as the Company made purchases of $882,059 to upgrade and build redundancy in its computer facilities, offset by $19,853 in proceeds from disposition of equipment.

The Company used $1,083,264 of cash during for financing activities during the nine months ended March 31, 2002. The cash was used to make repayments of principal amounts owed on borrowings and under capital lease agreements. The Company generated $4,556,372 in cash from financing activities in the nine months ended March 31, 2001, as TSAI exercised its option to purchase 1,000,000 shares of the Company's common stock at $5.20 and the Company paid $315,525 under capital lease obligations and $328,103 in principal on borrowings.

Since its inception, our business has incurred significant losses, and as of March 31, 2002 had negative working capital of $4,278,615. In addition, cash balances available at March 31, 2002 have been substantially exhausted in order to fund current operations and pay liabilities. Notably, $260,000 was spent to renew the directors and officers' insurance policy. As a result, there has been uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2001 fiscal year. There can be no assurance that the proceeds of any future financing, if any, will substantially affect the Company's going concern status or that the Company's ongoing need for financing will be met or that any future financing will be on terms favorable to the Company.

Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, our ability to successfully defend litigation against us. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities, respond to competitive pressures or defend pending or future litigation. The Company requires additional financing to meet its current capital requirements. The Company has been working for months to obtain additional financing and hopes to conclude a financing by May 31, 2002. If a financing is concluded, it will in all likelihood involve the issuance of additional shares of common stock or series of preferred stock with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing will also likely result in substantial dilution to current holders of our common stock. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining loans from banks or other lenders. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business and lead to filing for protection under the bankruptcy laws.


Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy, and certain other statements presented herein, constitute forward-looking information within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future processing experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors.

 In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to risks relating to the Company's continued ability to create or acquire products and services that customers will find attractive and the potential for increased competition which could affect pricing and profitability. Additional information on factors that may affect the business and financial results of the Company can be found in filings of the Company with the Securities and Exchange Commission, including the Company's annual report on Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences, events or circumstances after the date of such statements.

PART II
Item 1                     LEGAL PROCEEDINGS

The disclosure called for by this item is incorporated herein by reference to the Notes to Condensed Consolidated Financial Statements filed herewith.

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

Item 3                     DEFAULTS UPON SENIOR SECURITIES

                           None

Item 4                     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                           None

Item 5                     OTHER INFORMATION

                           None

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         The Company filed Current Reports on Form 8-K dated January 15, 2002, as amended (Item 1); January 18, 2002 (Item 5); March 11, 2002 (Item 5); and March 18, 2002 (Item 5).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               DIGITAL COURIER TECHNOLOGIES, INC.


Date: May 15, 2002            By    /s/ Evan M. Levine
                                   ------------------------------------
                                        Evan M. Levine
                                        Interim Chief Executive Officer