Form 10-K
period 2002-06-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2002-10-16
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                                               --------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    -----------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                            87-0461856
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                             84107
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


        Registrant's telephone number, including area code:(801) 266-5390

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

                                Yes  [ X ]          No [  ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [X]

     As of September 30, 2002, 75,000,000 of the registrant's common shares were outstanding. As of September 30, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1.5 million based on the average of the closing bid and asked prices for the registrant's common shares as quoted by the over the counter market on that date.

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------
                      DCTI: E-Commerce Payments Processing

Digital Courier Technologies, Inc. (referred to herein as "DCTI" or the "Company"; and also in the first person, using terms like "we", "our" and "us") is a leading provider of advanced e-payment services for businesses, merchants, and financial institutions. In fiscal 2002, as in fiscal 2001, our revenues were primarily derived from processing payments for the Internet gaming and e-tailing industries. Over 90% of our revenues are earned from customers located outside the U.S. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. By integrating services under one provider, DCTI can offer to customers an outsource solution for merchant account set-up, an Internet Payment Gateway, payment processing, fraud control technology, and Web-based reporting.

Digital Courier Technologies, Inc. was originally incorporated under Delaware law on May 16, 1985 under the name DataMark Holding, Inc. On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of Digital Courier Technologies, Inc. a California corporation, Books Now, Inc. ("Books Now"), and WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), SB.com, Inc. ("SB.com") and Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), CaribCommerce, Ltd. ("CaribCommerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the
accompanying   consolidated   financial   statements   from  the  dates  of  the
acquisitions.

In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former majority shareholder.

In fiscal 1999, the Company sold a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). These assets related primarily to the Company's national Internet-based network of local television stations. Additionally, in May 1999, the Company sold certain assets of Books Now and the Company's Videos Now operations to ClickSmart.com.

In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

During fiscal 1999, as a result of internal development and the acquisitions of Access Services, SB.com and DCII, the Company began to provide credit card processing solutions for merchants and financial institutions. The Company's credit card processing services were expanded during fiscal 2000 with the acquisitions of DataBank, CaribCommerce and MasterCoin. At present the Company's operations are all focused on e-payment processing.

As of June 30, 2002,  the Company had the following  wholly owned  subsidiaries:
DCII, Access Services, SB.com, DataBank and CaribCommerce. All significant intercompany accounts and transactions have been eliminated in consolidation.


                        E-Payment Services for Merchants

Merchant Account Services

As part of its single-source e-payment services, DCTI offers merchant account support services. These services include merchant account setup, settlement information, chargeback tracking, chargeback handling, and customer inquiry research and resolution.

Payment Processing with DCTI

DCTI offers credit-card processing services for Visa(R), MasterCard(R), American Express(R), Discover(R), and Diners Club(R) cards, and can support all other major card schemas. Payment features of the DCTI service include authentication, fraud control, authorization, settlement handling, and real-time reporting.

The SecureCharge(R) and SecureBatch(R) Payment Plug-Ins

Designed for ease of use, DCTI's SecureCharge(R) and SecureBatch(R) "Payment Plug-in" software delivers transaction processing capabilities in a small, easy-to-install, thin-client format. Because the Payment Plug-ins are built with technology based on open standards, clients can quickly and easily integrate them into a wide range of e-commerce server platforms, software packages, and financial systems infrastructure. Once installed, these lightweight software libraries enable application programming interfaces ("API") that can be implemented in a secure yet simple manner. Once implemented, the Payment Plug-ins handle all security protocols, communication protocols, and message formatting. The Payment Plug-ins securely transmit transaction data to the DCTI Internet Payment Gateway, discussed below. The gateway examines the transaction for potential fraudulent activity, logs the transaction in a database for reporting, and routes the transaction to the card networks for authorization.

The Payment Plug-ins are available in a variety of languages on all major operating systems and are provided in a concise software development kit ("SDK"). The DCTI SecureCharge and SecureBatch SDK contain the plug-in software libraries, API documentation, software languages and sample code for implemention in CGI, ISAPI, NSAPI, COM/Active-X, Visual Basic, C/C++, Java, and Perl for both Unix and Windows platforms.

ePOS

DCTI's ePOS(R) product is an easy-to-use, Web-based point-of-sale terminal application. Merchants can use ePOS from a desktop computer to submit credit card and order information to the DCTI Internet Payment Gateway, discussed below. With its Web-based functionality, ePOS provides flexibility for multiple station processing facilities such as call centers and customer service centers. Most importantly, because ePOS accesses DCTI's Payment Plug-in, transactions can be processed with the same rapid response times, Web-based reporting, and access to important fraud protection service.

eBATCH

DCTI's eBATCH(R) product is an easy-to-use Web-based point-of-sale terminal application designed for multi-transaction processing. Merchants can use eBATCH from a desktop computer to submit files of credit card transactions and order information to the DCTI Internet Payment Gateway. With its Web-based functionality, eBATCH provides flexibility for multiple station processing facilities such as call centers and customer service centers to upload recurring transactions. Most importantly, because eBATCH accesses DCTI's Internet Payment Gateway, transactions can be processed with the same rapid response times, Web-based reporting, and access to important fraud protection services as are available for other credit card transactions.

Fraud Control: Sophisticated Payment Protection

All transactions passed to DCTI's Internet Payment Gateway are guarded by DCTI's iGuard Payment Protection System, a suite of fraud-detection software routines and applications. The iGuard System constantly monitors for suspicious transactions and data entry errors. Merchants are alerted to evidence of the misuse of card information, detected by such metrics as the verification of addresses, velocity of purchases, and bad card histories.

Merchant Tools and Reports

DCTI offers its merchant clients 24/7 access to account information on a secure, password-protected Web site called MRS(R) (Merchant Reporting Suite). The security sub system of MRS is a tool and resource rights based system made up of users and groups. With the appropriate login and password information, an authorized user can access this Web site via a desktop computer with and a web browser. Because DCTI's system captures and displays transaction data in real-time, all reports provide an accurate reflection of account activity. The primary categories of information and functionality available to the users of the MRS(R) system include:

        o  My Account
              o  Account Profiles
              o  User and Group Security Sub-System Management
              o  Processing Profiles
        o  Account Activity Reports
              o  Transaction Summaries
              o  Detailed Transaction Reports
              o  Account Velocity Reporting
              o  Advanced Ad Hoc Transaction Searches
              o  Customer Risk and Valuation Tools
        o  Reconciliation Reports
              o  Chargeback and Exceptions Management
              o  Account Ledgers
        o  EPOS
        o  eBATCH
        o  Secure Electronic Document Delivery System
        o  Integrated System News
        o  Extensive Online Help


Payment Services for Financial Institutions

DCTI's payment services for financial institutions provide an outsource solution for electronic payment services and merchant portfolio management tools. The payment services software suite is called PRS(R) (Portfolio Reporting Suite) and includes a white labeled Internet Payment Gateway, direct connections to credit card networks, and an extensive array of portfolio management tools that provide reliable transaction processing services for institutions with an existing merchant acquiring program. The term "white label" indicates that the financial institution licensing the software is allowed to customize the software interface consistent with its own brand image. With DCTI's Web-based portfolio management tools, financial institutions can better control the level of risk associated with their portfolio, a merchant category, or an individual merchant.

Internet Payment Gateway

The Internet Payment Gateway is a term used to describe the collection of DCTI's risk management, reporting, and merchant account management tools that interact directly with legacy financial and banking networks, operating systems, acquiring gateways, and credit-card networks. The gateway is comprised of a commerce server located at one of DCTI's data centers in Salt Lake City, Utah or Clearwater, Florida, a transaction database, and fraud screening software that seamlessly integrate into existing systems.

Integrating a portfolio of merchants with the Internet Payment Gateway is straightforward and efficient. Online account management tools come with an easy-to-use administration interface that helps users perform functions that include adding and updating merchants, accessing reports, and monitoring fraud.

Risk Management

Both merchant and financial institution clients are protected by DCTI's iGuard matrix of fraud detection analysis and software. Through iGuard, an individual merchant or an entire merchant portfolio can be monitored for potentially fraudulent credit-card activity and data entry errors.

The risk management software alerts financial institutions to evidence of the misuse of card information, detected by such metrics as the use of a compromised Bank Identification Number (a "BIN"), unusual velocity or volume of transactions, or the use of a compromised card number. Fraud control administrators (such as risk management officers) can use DCTI's secure PRS Web site to manage their merchant portfolios and to set fraud detection limits with a graphical user interface.

Tools and Reports

DCTI offers real-time activity reports and portfolio management tools through the secure password-protected PRS Web site. The security sub system of PRS is a tool and resource rights based system made up of users and groups. Clients can log-on to the secure Web site to view and react to transactions as they occur. All reports are generated from the live transaction database. Custom reports are dynamically generated based on any of 16 user selected parameters such as transaction number, cardholder, or BIN.

Because DCTI has direct access to the card networks the Company can record and display transaction activity in real-time. Reporting functions available to financial institution clients include:

o  Portfolio Analysis
        o  General Overview
        o  Settlement Analysis
        o  Volume Analysis
        o  Per Ticket Analysis
o  Merchant Activity
        o  Detailed Transaction Reports
        o  Transaction Summary Reports
        o  Deposit Baseline Reviews
        o  Merchant Velocity
        o  Violation Review
o  Extensive Searching Capabilities
        o  Ad Hoc Transaction Searches
        o  Card Holder Name Searches
        o  Credit Card Number Searches
        o  Bin Searches
o  Fraud and Reporting
        o  Card Holder Risk and Valuation Analysis
        o  By Portfolio or Merchant
        o  Stolen Card Activity
        o  Captured Transaction Report
        o  iGuard Fraud Profile Administration
        o  iGuard Fraud Case Management Suite
        o  iGuard Fraud Alert Engine
o  Reconciliation Systems
        o  Settlement Report Management
        o  Merchant Ledger Management
        o  Adjustment Management
        o  Chargeback and Exceptions Management
o  Merchant Management
        o  Merchant Account Management
        o  Processing Profile Managmenet
o  Security Sub System Controls
        o  User and Group Management
        o  Tool and Resource Management

                   Risk Management and Internet Fraud Control

DCTI's iGuard fraud-screening software suite helps merchants reduce their exposure to losses generated by credit-card fraud or data entry errors. These controls were developed specifically for e-commerce businesses, which typically experience higher rates of credit-card fraud. The software provides added protection for processing banks and merchants by scrubbing all transactions through various fraud-detection software routines and databases. Potentially fraudulent transactions are detected and rejected prior to authorization or caught by a fraud alert engine and placed in a fraud case management system.

Following is a description of the primary fraud detection routines DCTI can use to scrub its clients' transactions:

         Checksum (Luhn check)
         ---------------------
         A basic check of how many digits are in a credit card number to ensure the customer's credit card is valid.

         Address Verification System ("AVS")
         -----------------------------------
         Merchants can require customers to submit the billing address of their credit card. The address supplied by the customer is compared to the address on file with the issuing bank. Merchants may choose the degree of match (between credit card number and address) at which the transaction should be rejected.

         Difference between name and card number
         ---------------------------------------
         A credit card number can be matched to a cardholder's name for an existing client. A mismatch may indicate that a card has been compromised.

         Unusual frequency of purchases
         ------------------------------
         A merchant may record information about how frequently its product or service is typically purchased with a particular card number. The information is matched to actual activity so merchants are notified of any significant variation from that mean.

         Unusual time of day for purchases
         ---------------------------------
         A merchant may record typical transaction volumes for a particular time of day. The information is matched to actual activity so merchants are notified of any significant variation from that mean.

         Compromised BIN and card database
         ---------------------------------
         All transactions can be checked against a database of BINs or card numbers that may have been compromised. These options include:

                  BIN screening
                  -------------
                  A BIN corresponds to a whole set of cards that a card issuing bank has released. When the security of a BIN is compromised, chances for fraud increase for all cards bearing that BIN. DCTI BIN screens help to flag numbers that may be compromised.

                  Card screening
                  --------------
                  Transactions may be checked against a database of invalid, compromised and otherwise questionable credit card numbers.

                  Declined card screening
                  -----------------------
                  All transactions may be checked against a database of credit card numbers that have declined charges recently. This service saves clients transaction fees by declining the charge before it is submitted to the banking network.

         Summary activity
         ----------------
         Financial institutions can monitor activity of a single merchant or all merchants to track sales, credits and single transactions. Even the flow of money across credit cards can be reviewed to reveal customer histories, purchasing habits, and money flow into or out of a card on a daily basis or on an historical timeline.

         Fraud reporting
         ---------------
         Fraudulent activity, questionable transactions, and stolen credit cards can be identified through the use of the Fraud Reporting System.

         BIN check
         ---------
         Through the use of the Fraud Reporting Systems customer data and credit cards can be compared to known fraudulent or compromised BINS. Every transaction is screened through the BIN check to prevent transaction processing against compromised BINS.

         Unusual activity
         ----------------
         DCTI also provides the ability to generate 90-day baseline data for any merchant in a bank's portfolio. Side reports offer the ability to locate transactions exceeding the baseline by whatever range a bank determines is valid for that merchant. Excessive tickets, unusual daily deposits and more can be located quickly and reviewed 24/7.

         Review  merchant  and  portfolio  activity  in  real-time.
         ---------------------------------------------------------
         A financial institution's entire merchant portfolio or a single merchant account can be viewed with DCTI's online charting tools. The ability to graphically review a merchant's dollar and transaction count can be a simple indicator of merchant or consumer fraud. Peak hours can be located within hourly summaries that appear in easy to understand bar charts.

                          Credit Card Clearing Process

To better understand DCTI's products and services, the following explanation and diagram describe how the credit card clearing process works, and how the Company simplifies the process. DCTI generates real-time reporting and transaction management services through a secure Web server. Information such as authorization notices and settlement data from the credit card companies are stored in the DCTI database, which generates reports on the DCTI account activity reporting sites. This means that merchants and financial institutions can view real-time transaction information any time of the day via a Web browser.

[GRAPHIC ILLUSTRATING DCTI
CLEARING PROCESS OMITTED]

1(a) Merchant Web Site             1. Authorization  - When  merchants are ready
                                      to begin accepting credit cards as payment
                                      for  goods or  services  on their Web site
                                      (1a),  they can  download  DCTI's  Payment
     Real-time reporting              Plug-In and request  DCTI's  assistance in
                                      establishing a merchant account. They are then ready to begin accepting payments.

1(b) Internet Payment Gateway         Once the  customer  submits a credit  card
                                      number on the  merchant's  Web  site,  the
                                      Payment Plug-in contacts the DCTI Internet
                                      Payment  Gateway  (1b) to  initiate  fraud
                                      screening     and    then    to    request
                                      authorization, final sale or credit.

1(c)  Visa/MC/AMEX/Discover           2. If the transaction is not rejected  for
 Credit Card Network                  potential fraud, the DCTI Internet Payment
                                      Gateway   then   sends   the   transaction
                                      information  to the  credit  card  network
                                      (1c) for  authorization  or declination of
                                      the  charge.  This  process  is  completed
                                      in-house;  the Company  does not use third
                                      party   acquiring   processors.   If   the
                                      transaction is approved,  an authorization
                                      code is  returned  to the  merchant's  Web
                                      site and the  authorization  is  complete.
                                      With   DCTI's   system,    the   real-time
                                      authorization  and capture  process occurs
                                      within   seconds.   Batch   requests   are
                                      completed within ten to thirty minutes.

3(a) Issuing Bank                  3. Settlement - Once the product the customer
                                      ordered is shipped  (or  downloaded),  the
                                      authorization  code is used to settle  the
                                      amount of the transaction. DCTI's Internet
                                      Payment   Gateway   and  the  credit  card
                                      network  exchange   information  with  the
                                      settlement authority or processor (2) to confirm the transaction.

2    Settlement authority          4. Funds  transfer - Finally  the  Settlement
                                      Authority requests a funds transfer from the Issuing Bank (3a), which moves money through the Settlement Authority into the merchant's bank (3b). The payment process is now complete.

3(b) Merchant Bank

                                   Technology

We have computer facilities in Salt Lake City, Utah to support all of our products and services. This data center has redundant systems in place for power, telecommunications, environmental controls,and fire suppression that assure consistently optimal performance through state-of-the-art system scalability and reliability. Features of the data center include:

         o multiple fiber optic DS-3's from distinct Tier 1 Internet Service Providers providing highly scalable bandwidth, load balancing, fault tolerance, and data redundancy for e-commerce and other Internet applications and customers;

         o fully redundant network architecture composed of dual switches, routers, firewalls, and load balancing devices providing internet scalability, load balancing and fault tolerance;

         o a range of high availability multiprocessor servers from various manufacturers including Hewlett-Packard, Dell, and Sun Microsystems supporting our business operations. The super-scalar processing architecture of these systems manages our service components including simultaneous payment processing, real-time report generation and merchant accounting; and

         o modern fire retardant systems, security systems, quad-power conditioners, and industrial battery backup arrays as well as an eight-day backup diesel generator, which all guarantee continuous power and environmental control to insure seamless, around-the-clock systems uptime and availability.

Performance and attributes

DCTI's technology gives online businesses the high-speed performance they need. Transactions are usually complete in 1-2 seconds. DCTI's Internet Payment Gateway architecture provides fast, secure, and reliable performance.

     o   Capacity

         The entire Internet Payment Gateway (IPG) is continually tracked for availability. Once every minute, a test transaction is sent to Visa and MasterCard. Also, all transaction servers are equipped with Redundant Arrays of Independent Disks (RAID) and multiple power supplies to ensure network availability.

     o   Security

         Firewall systems exceed industry standards and work in tandem with a state-of-the-art intrusion detection system, which uses algorithms to detect any hacking attempt. Connections and information are protected by standard RSA encryption to SSLv3.0.

     o   Scalability

         DCTI's infrastructure is highly scalable for future expansion and increased performance requirements.

                              Significant Customers

The Company had three customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2002: Digital Services whose revenue was approximately 37%, Web Players whose revenue constituted approximately 12% and Packet Communications whose revenues constituted approximately 10%. There can be no assurance that any of our customers will continue to do business with us or at what level business any such business will be done.

                                   Competition

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition is developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

We compete on the basis of several factors, including:

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

                            Research and Development

The Company has invested significant resources in research and development over the last three years although because of cash flow constraints research and development expenses in 2002 were reduced compared to prior years. During the fiscal years ended June 30, 2002, 2001, and 2000, we have incurred, excluding non-cash, stock based expense, $520,222, $1,373,236, and $2,078,184, respectively, of research and development expense.

                                   Seasonality

The Company experiences seasonal shifts in its revenues corresponding to its merchants' business cycles. Gaming revenues, for example, are higher in the fall through spring periods compared to the summer, while retail merchants' disproportionately large holiday sales generate higher revenues for the Company in the fall pre-holiday season.

                             Development of Company

The Company was incorporated under the Delaware law on May 16, 1985 as DataMark Holding, Inc. It was formed as a national direct marketing company, and began incorporating online business strategies in fiscal 1994. We recruited an experienced management and technical team to design and implement a high-end Internet services business model. In addition to engineering and constructing a state-of-the-art computer and data facility in Salt Lake City, Utah, we acquired an Internet access business and entered into strategic alliances with companies in the electronic mail ("e-mail") business. We formed a division to create a network of interconnected Web communities to be promoted by local television station affiliates and divested our direct marketing, and internet access businesses in fiscal 1998. We divested our television website hosting operations, Books Now and Videos Now operations in fiscal 1999 and WeatherLabs in fiscal 2000. In 1998, we acquired Digital Courier International, Inc., a private Internet software development company, and formally changed our name to Digital Courier Technologies, Inc. We acquired Access Services, Inc., SB.com, Inc., and Databank International, Ltd., all of which were credit card processors, during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, completing our transition to an e-payments company.

                   Outsourcing of Certain Management Functions

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2"), pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. Under the Provider
Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake City, Utah offices. The initial term of the Provider Agreement is five years.

M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have "Free Cash Flow", as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note for the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software and the data centers. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary technologies.

As additional consideration for the execution of the Provider Agreement, M2 has agreed to provide $500,000 of debt financing, which is anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing is not complete as of the date of this report, and the financing is not therefore available. There can be no assurance when such financing will be available or whether it will be available at all.

                               PROPRIETARY RIGHTS

The Company regards its copyrights, trademarks, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights.

                                    EMPLOYEES

As of September 30, 2002 the Company had 19 full-time employees. The Company's future success is substantially dependent on the performance of its management, sales force, key technical personnel, and its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.

                  FORWARD-LOOKING STATEMENTS AND CERTAIN RISKS

The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements regard our expectations, hopes, beliefs, commitments, intentions and strategies regarding the future. They may be identified by the use of words or phrases such as "believes," "expects," "anticipates," "should," "plans," "estimates," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, liquidity, revenue and expense levels in the future and the sufficiency of our existing assets and capital resources to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. We believe that many of the risks detailed below are part of doing business in the industry in which we operate. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Our auditors have indicated substantial doubt about our ability to continue as a going concern.
--------------------------------------------------------------------------------
The report of independent public accountants on our consolidated financial statements as of and for the year ended June 30, 2002 includes an explanatory paragraph in which the auditors have expressed substantial doubt about our ability to continue as a going concern. The Company has experienced recurring losses from continuing operations of $24,876,375, $195,345,203 and $34,867,900 during the years ended June 30, 2002, 2001 and 2000, respectively. Additionally, the Company had a tangible working capital deficit of $6,611,203, and was underfunded with respect to certain merchant reserves by approximately $219,000 as of June 30, 2002. We do not believe that doubt about our ability to continue as a going concern will abate unless and until we are able to improve the Company's financial condition and results of operation. Although management is pursuing plans to improve the financial condition of the Company, there can be no assurance that these efforts will be successful or that we can remove doubt about our ability to continue as a going concern.

Our ability to obtain financing from sales of our common stock or securities convertible into our common stock is currently limited by our capital structure.
--------------------------------------------------------------------------------
In order to increase our revenue, pay existing liabilities and ongoing expenses, and continue our research and development efforts, financing from outside sources is likely to be necessary. At present, we do not anticipate that we will be able to meet all of our financing requirements through traditional commercial credit. In the past, we have obtained financing through sales of our common stock or other debt or equity securities convertible into our common stock. Currently, our certificate of incorporation, as amended to date, authorizes a total of 75,000,000 shares of common stock, all of which is issued and outstanding as of the date of this report. Therefore, to engage in financing transactions that would require us to issue common stock or securities convertible into common stock, we would have to first increase the number of shares of common stock authorized by our certificate of incorporation, which will require the approval of our stockholders at an annual or special meeting or pursuant to the written consent procedures of Delaware law. We cannot assure that stockholder approval will be obtained and our authorized capital will be increased when and in the amounts required to facilitate our capital raising efforts.

We may not be able to obtain financing in the amounts and when required.
-----------------------------------------------------------------------
Any additional financing we require may not be available when and in amounts needed or on terms favorable to us or at all. If it is available, and assuming we can first increase our authorized capital, such financing would likely necessitate the issuance of additional shares or series of preferred stock with rights that are senior to those of our common stockholders or holders of shares of the Company's currently issued and outstanding preferred stock. If we issue common stock or securities convertible into common stock, our existing stockholders could experience substantial dilution as a result of any such transactions. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. Ultimately, absent adequate funding, we may be required to curtail or cease some or all of our operations.

We currently have under funded merchant reserves and may be unable to make-up the funding deficit before the time we are contractually required to do so, which could result in liability to us.
--------------------------------------------------------------------------------
As discussed in Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations, we are required under some of our operating contracts to hold cash to cover merchant reserves withheld in the payment process. Cash amounts withheld from the merchants' accounts, which were not actually required to pay for merchant chargebacks or other items, must be refunded to the merchants six months from the date of holdback. The Company was underfunded in respect of these obligations by approximately $218,766 at June 30, 2002 and approximately $437,000 at September 30, 2002. The Company intends to fund these reserves fully prior to the time they are due for release, although there can be no assurance that we will be able to do so.

We are involved in multiple litigation cases and are the subject of a pending SEC investigation and could be involved in other matters that individually or in the aggregate could materially and adversely affect our financial condition and results of operations.
--------------------------------------------------------------------------------
We are involved in several pending litigation cases. Those that are other than routine litigation incidental to the operation of our business are described elsewhere in this report. See Part I, Item 3, Legal Proceedings. We intend to vigorously defend these pending cases and any other cases that may be brought in the future that are not suited, in our judgment, for settlement. Nevertheless, we can provide no assurance that we will be able successfully to defend currently pending or future litigation matters, or that such matters will not materially and adversely affect our financial condition and results of operations whether because of liabilities for judgments and damages, ongoing expenses and legal fees, or the distraction of our management from business operations. Additionally, we are currently the subject of a pending SEC investigation regarding the Databank transactions in 1999. Also, in August 2002, we became aware that another company with which we conducted a series of transactions between 1999 and 2001 is reviewing those transactions to determine whether that company properly accounted for those transactions. Although we have reviewed those transactions and believe we accounted for them properly, we may be involved in any resulting investigation into those transactions, whether by third parties or regulators.

We may incur liabilities and costs exceeding our reserves for charges disputed by holders of credit cards or due to merchant fraud or due to our own processing errors.
--------------------------------------------------------------------------------
We may be responsible for paying charges resulting from disputes involving credit card holders or other problems in transactions in connection with which we have provided payment processing services. Generally, merchants have liability for these charges; however, in the case of merchant fraud or bankruptcy, or if the disputed items result from our error, we may be liable for the disputed charges or other losses. We have established reserves for these losses, but we cannot assure that these reserves will be adequate. Losses incurred in excess of reserves could have a material adverse effect on our financial condition and results of operations. Additionally, these liabilities could have a material adverse effect on our business if they become excessive, because we could lose the right to process credit card payments. The Company has a reserve for chargebacks at June 30, 2002 of $1,882,195 this is an increase of $154,558 from June 30, 2001, which reflects an expense of $250,000 added to the reserve net of $95,442 of chargebacks written-off during fiscal 2002.

A majority of our revenue is concentrated in one industry, and that industry could be the subject of future regulation or legal limitation and is characterized by higher levels of chargebacks.
--------------------------------------------------------------------------------
More than half of our revenue is derived from processing payments for the Internet gaming industry. If the gaming industry as a whole fails or contracts, it would have a material adverse effect on our results of operations. The Internet gaming industry could be the subject of domestic or foreign legislation or regulation that could adversely impact that industry or our processing of transactions generated by that industry. At present, there is no existing regulation of Internet gambling in the U.S., although proposed legislation has been introduced in the U.S. Congress to clarify that operation of an Internet gaming business violates U.S. law, and to prohibit payment processors from processing payments for online gaming merchants. Even if this proposed legislation is not enacted, online gaming merchants could be determined to be in violation of existing federal and state laws. Additionally, officials in at least one U.S. jurisdiction have indicated their belief that even under current law, the processing of known gambling transactions may lead to liability for facilitating or aiding and abetting the underlying activity, and have indicated the possibility that they may initiate enforcement activity directed at the providers of payment processing and other financial infrastructure systems. Such legislation, regulation or enforcement activity, if pursued and if successful, could materially affect our financial condition and results of operation.

In addition, merchants involved in online gaming historically have experienced significant chargeback rates that are higher than other types of merchants. The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, or if we are otherwise prohibited or restricted in accepting transactions from these merchants, DCTI's revenue from fees generated from these accounts would decline.

A significant portion of our revenue came from three merchants during fiscal year 2002, and those merchants may not repeat that business in the future.
--------------------------------------------------------------------------------
The Company had three customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2002: Digital Services whose revenue was approximately 37%, Web Players whose revenue constituted approximately 12% and Packet Communications whose revenues constituted approximately 10%. We can provide no assurance that any of our customers, including specifically these three major customers, will continue to do business with us or at what level business any such business will be done. The loss of any of these customers would have a material adverse effect on our results of operations.

We could be adversely affected by processing payments associated with illegal or illicit activities.
--------------------------------------------------------------------------------
The use of credit cards and electronic payments, generally, and our systems for electronic payment processing, specifically, are susceptible to being used by third parties for potentially illegal or improper uses. These may include illegal online gambling, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we may take to detect and lessen the risk of this kind of conduct, we cannot assure that these measures will succeed. The Company's business, financial condition and results of operation could suffer if our customers use our systems for illegal or improper purposes.

We may become subject to government regulation and legal uncertainties.
----------------------------------------------------------------------
We believe that we are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to e-commerce. However, due to the increasing usage of the Internet and to possible concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that could affect our conducting business over the Internet. Presently there are few laws or regulations that apply specifically to the sale of goods and services on the Internet. Any new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend. Furthermore, the growth and development of the market for e-commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. For example, we might be subjected in the future to some or all of the following sources of regulation: state or federal banking regulations; federal money laundering regulations; international banking or financial services regulations or laws governing other regulated industries; or U.S. and international regulation of Internet transactions. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

The demand for our services could be negatively affected by a reduced growth of e-commerce or delays in the development of the Internet infrastructure.
--------------------------------------------------------------------------------
Our business depends on sales of goods and services over the Internet by our customers. Such sales do not currently represent a significant portion of overall sales of goods and services in the total market. Our growth generally depends on the growing use and acceptance of the Internet as a medium of commerce by merchants and customers. Rapid growth in the use of and interest in the Internet is a relatively recent development. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

We depend on proprietary technology, and any loss of our entitlement to use such technology or our inability to protect such technology could materially adversely affect our prospects.
--------------------------------------------------------------------------------
Our success depends, in significant part, upon our proprietary technology. We rely on a combination copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

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

We also cannot be certain that third parties will not claim that our current or future technologies or services infringe their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us.

We have outsourced critical components of our operations to third parties that we do not control, and any interruption in the services provided by these parties could adversely affect us.
--------------------------------------------------------------------------------
We depend substantially upon third parties for several critical elements of our business, including:

        o Card Systems, St. Kitts Nevis Anguilla National Bank Limited and EBS for merchant settlement services;
        o    Sprint and ELI, for telecommunications services;
        o M2, Inc., and its subcontractors, for outsourced operation and administration of substantially all of the Company's merchant portfolio and financial institution services as well as responsibility for ongoing oversight and development of the Company's technology; and

        o Other vendors of software and hardware for maintenance and upgrades of software, systems, and hardware used to deliver our products on the Internet.

For most of these services, we believe that there are other third party providers who can provide the same services as those providers we currently use at comparable prices to us. Nevertheless, any loss or interruption of service by such providers would have an adverse effect on our business and prospects.

Ownership of our common stock is concentrated.
---------------------------------------------
Nautilus Management, Ltd., an entity wholly owned and controlled by Don Marshall, a former president of DCTI and member of its board of directors, owns or controls approximately 49.9% of the 75,000,000 shares of our outstanding common shares. As a result of Nautilus's ownership of our common stock, Mr. Marshall may be able to control matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions and amendments to the Company's certificate of incorporation. Such concentration of ownership may also have the effect of delaying or preventing a change in control of DCTI, and may have a material adverse effect on the trading price of our common stock.

We depend on our existing technology and infrastructure.
-------------------------------------------------------
Our ability to deliver services to our customers depends on the uninterrupted operation of our Internet payment processing systems. Our systems and operations are vulnerable to damage or interruption from, among other things:

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

Our success also depends on our ability to grow, or scale, our payment processing systems to accommodate increases in the volume of traffic on our system, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant banks and customers, which could materially harm our business.

Security and privacy breaches in our electronic transactions may expose the Company to additional liability and result in the loss of customers, either of which events could harm its business.
--------------------------------------------------------------------------------
Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We rely on SSL, Secure Socket Layer Protocol, to provide the security and authentication necessary for secure transmissions of confidential information. In addition, we rely on private key cryptography, an encryption method that utilizes two keys for encoding and decoding data, for ensuring the integrity of our computer networks. We may be required to expend significant additional capital and other resources to protect against security breaches, to stay up-to-date with advances in technology, or to address any problems resulting from security breaches. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services or result in increased liability. We can provide no assurance that our efforts to provide security and protect privacy will effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers.

We might be targeted for fraud, theft, identity theft or other improper activities.
--------------------------------------------------------------------------------
Businesses that operate on or through the Internet are subject to the risk of credit card fraud and other types of theft and fraud perpetrated by "hackers" and on-line thieves. We expect that technically knowledgeable criminals will attempt to circumvent our anti-fraud systems. We handle a large volume of payments for our clients, which could make us vulnerable to employee fraud or other internal security breaches. Additionally, despite the measures we have taken to detect unauthorized uses of credit cards and similar misconduct, our system remains susceptible to potentially illegal or improper uses. Identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money. A party who is able to circumvent our security measures could misappropriate confidential information or cause interruptions in our operations. We can provide no assurance that our financial condition and results of operation would not be adversely affected by the occurrence of any of these risks.

The risk of security breaches related to e-commerce transactions may inhibit the growth of the industry and the acceptance of our products and services.
--------------------------------------------------------------------------------
A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. Concerns about the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.

Intense competition in our industry could reduce or eliminate the demand for our services.
--------------------------------------------------------------------------------
The market for payment processing services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberSource, Digital River, HNC Software, FDMS and Hewlett-Packard (VeriFone). We also face competition from online merchants who have made large initial investments to develop custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy. In addition, other companies may enter the market for our services. In the future, we may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

We must continually enhance our systems to remain competitive.
-------------------------------------------------------------
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our financial institutions and merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant and financial institution requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, our business would be materially harmed.

Nasdaq Delisted Our Stock
-------------------------
On December 18, 2000, our stock was delisted from the Nasdaq National Market System. Since then, our common stock has been traded in the over the counter market. Although we believe holders of our common stock are able to achieve limited liquidity for their holdings in the over the counter market, trading volume during much of the past fiscal year was uneven, and prices were volatile. We do not anticipate applying or being accepted for relisting on Nasdaq in the foreseeable future. As a consequence of the delisting of our common stock from Nasdaq, it is possible that the liquidity of our common stock has been and will continue to be adversely affected.

The Securities and Exchange Commission is conducting an informal inquiry into our acquisition of Databank in 1999.
--------------------------------------------------------------------------------
We have been notified by the U.S. Securities and Exchange Commission ("SEC") that it is conducting an informal inquiry into the circumstances surrounding our acquisition of DataBank in 1999, primarily as a result of our own internal investigation into those matters in 2000 and the public reports we filed regarding that investigation. We are cooperating fully with the inquiry. While we believe that we have defenses in response to any action the SEC may bring against us, the inquiry may require us to expend resources and distract management in defending ourselves.

Our common stock is subject to the SEC's "penny stock" rules and may therefore be difficult to sell.
--------------------------------------------------------------------------------
SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. Our stock is a "penny stock" and these disclosure requirements may have the effect of reducing trading activity in our stock and making it more difficult for investors to sell. The rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

Fluctuations of our quarterly results could cause our stock price to fluctuate.
--------------------------------------------------------------------------------
Our quarterly operating results may fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We base the level of our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are higher or lower than we expected, our quarterly operating results may be correspondingly greater or less than our projections or the expectations of public market analysts or investors. Such fluctuations in earnings could adversely affect the market price of our common stock, and periods in which our revenues are lower than expected could particularly cause the market price of our common stock to decline.

Our quarterly results may fluctuate in the future as a result of many factors, including the following:
--------------------------------------------------------------------------------
        o changes in the number and size of transactions effected by our merchants, especially as a result of seasonality or general economic conditions;
        o   our ability to attract and retain financial institutions as clients;
        o our ability to attract new merchants and to retain our existing merchants;
        o   merchant and financial institution  acceptance of our pricing model;
            and
        o   our success in expanding our sales and marketing programs.

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

We must attract and retain qualified employees; loss of key personnel could have a material adverse effect on us.
--------------------------------------------------------------------------------
Our future success and our ability to expand our operations depends on our continuing ability to attract and retain highly qualified technical and managerial employees. Competition for people experienced in the technical areas in which we operate is intense due to the limited number of qualified professionals and the possibility that, as a small company, we may not be able to attract them. Failure to attract and retain personnel, particularly marketing and technical personnel, could make it difficult for us to manage our business and meet our objectives. Since December 2000, the Company reduced its headcount by 39%, and future cutbacks are probable. Although we anticipate that remaining employees will be adequate to allow us to continue operations, we can provide no assurance that we will be able to continue to attract and retain a sufficient number of qualified employees.

The market price of our common stock is volatile.
------------------------------------------------
The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the twelve months ended September 30, 2002, our common stock traded as low as $.007 and as high as $0.115. The wide swings in the price of our stock have not always been in response to any factors that we can identify.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who serve at the discretion of the Board of Directors.

The Company's executive officers and directors are as follows:

Name                                Age              Position
----                                ---              --------

Craig R. Darling             50      Director, Chairman of the Board
Stephen T. Cannon            33      Director, President
                                       and Chief Technology Officer
Tom Tesmer                   56      Director
Lee Britton                  34      Director
Lynn J. Langford             36      Chief Executive Officer, Chief Financial
                                       Officer and Corporate Secretary


Craig R. Darling:  Director, Chairman of the Board
--------------------------------------------------

Mr. Darling is a Canadian lawyer and mediator with a background in small business development, government relations and public policy dispute resolution. Over the past 14 years, Mr. Darling has been employed in private practice and has worked with many federal, provincial and local government agencies managing large, multiparty negotiations involving a spectrum of private and public sector interests. He also advises government on the development of dispute resolution systems that integrate processes for preventing and resolving public disputes. A graduate of the University of Victoria in Economics (1975) and Law (1978), Mr. Darling was called to the Bar of British Columbia in 1979.

Stephen T. Cannon:  Director, President and Chief Technology Officer
--------------------------------------------------------------------

Mr. Cannon joined the Company in June 1999 when it acquired SB.com, a company that Mr. Cannon co-founded in 1996. He has extensive experience in Internet-based credit card security, fraud control and transaction integrity, e-commerce operations involving dynamic data distribution, transaction processing and customer tracking systems. Mr. Cannon holds a B.A. in Philosophy from the University of South Florida.

Tom Tesmer:  Director and Interim Chief Executive Officer
---------------------------------------------------------
Mr. Tesmer was the Company's interim Chief Executive Officer from July 25, 2002 to October 8, 2002. Previously he was Senior VP of Systems for M2 Systems
Corporation from November 2001 through July 2002. He currently serves as director for ASP creation activities with Symmetrex Transaction Processing Solutions. He has over 22 years of experience in the payment processing industry. Mr. Tesmer has broad experience in ATM, switch and POS technologies and companies, including having an instrumental role in the successful development and roll-out of one of the nation's first ATM systems for Seattle First National Bank, and serving as the chief architect for the HONOR ATM switch, which today supports in excess of 100 million transactions monthly emanating from 90,000 ATMs in 40 states. He also has been Director for POS Technologies, a Division of Southeast Switch, President (founder) and CEO of Access Services, a credit card processing corporation, that was acquired by DCTI in 1999, and President of TransNet, a credit card processing venture. Today TransNet is known as Paymentech and processes in excess of 250 million payment transactions monthly for merchants globally.


Lee Britton:  Director
----------------------
Mr. Britton has worked as a Management Consultant for a variety of clients throughout the United Kingdom, and more recently, the United States, including Oxford University. Previously he was Director of Business Development for DCTI Europe. He was also seconded to the role of Director of Business Development for North America until July 2000. Mr. Britton launched a UK software company, Data by Design, and in 1988 formed his own Management Consultancy company, advising corporations on borrowing strategies, capital development programs, mergers and acquisitions and Information Systems.


Lynn J. Langford: Chief Executive Officer, Chief Financial Officer and Secretary
--------------------------------------------------------------------------------
Mr. Langford joined DCTI in February 2001 as Controller. Previous to joining DCTI, Mr. Langford spent eight years as a senior financial officer in publicly traded and private high technology companies, including Ovid Technologies, Inc., Industrypro.com, Inc. and WavePhore Networks, Inc. Mr. Langford also worked in the auditing and consulting group at Price Waterhouse. He holds a Masters of Accountancy and Bachelors of Science in Accounting, Cum Laude, from Brigham Young University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met.

ITEM 2. PROPERTIES
        ----------
The Company is leasing and occupying a total of 15,004 square feet of modern office space in Clearwater, Florida; St. Kitts; and Salt Lake City, Utah. These offices include computer data centers in Salt Lake City, and Clearwater, Florida and general offices. All facilities are leased from third parties. The offices are being leased under one to five year arrangements. Some leases contain options to renew. We believe these facilities are adequate for the Company's current needs. The current total monthly rental for these facilities is $19,498. Some of the leases are subject to annual increases for inflation adjustments.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company believes the lawsuit is without merit and intends to answer the Allstate complaint and otherwise vigorously defend the litigation.

On April 22, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint against the Company in Los Angeles County Superior Court alleging that the
Company failed to provide certain information in response to requests for information and, as a result, Equifax labeled Cybernet an excessive chargeback merchant and listed it on the MasterCard International's Terminated Merchant File, making card-acquiring banks, credit card processors, as well as Visa and MasterCard, reluctant to do business with Cybernet. Cybernet also alleges that in September 2001, Visa fined it for excessive chargebacks, despite an agreement with the Company that it was to get a three-month grace period during which Visa would not impose any fines. Cybernet further alleges that the Company erroneously processed through the MasterCard and Visa systems credit card transactions originated by other Internet merchants not affiliated with Cybernet and that, as a result, MasterCard fined it $1.2 million and St. Kitts Bank placed a hold on its merchant account. Finally, Cybernet alleges that the Company improperly collected certain transaction fees. Cybernet's complaint purports to state claims for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment and interference with economic relations. In July 2002, the Company answered Cybernet's complaint. The Company intends to vigorously defend this action.

On April 15, 2002, the Bank of Nevis International Limited ("Bank") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement ("Agreement"). In particular, the Bank of Nevis alleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the Agreement by
(1) failing to pay processing fees due under the Agreement (2) negligently instructing the Bank to make refunds to merchants; (3) instructing the Bank to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss the Bank may suffer; (5) not having proper or effective software to manage credit card transactions; (6) delaying in instructing the Bank to make payments; (7) not carrying out proper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to the Bank; and (10) failing to provide timely instructions to the Bank. The claim also alleges that the Company and DataBank breached an agreement with the Bank to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the Agreement. Finally, the Bank also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company has responded to the Bank's complaint. The Company intends to vigorously defend this action, although no assurance can be given as to the ultimate outcome or resolution of this action.

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. ("Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in the course of the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. The Company has filed an answer in response to the Next Generation plaintiffs' complaint. The Company intends to vigorously defend this action, although no assurance can be given as to the ultimate outcome or resolution of this action.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Corporate Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserts claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. In July 2002, the parties participated in a mediation, that lead to settlement negotiations among the parties which have not resulted in any settlement. In the event settlement negotiations are not successful, the Company intends to vigorously defend this action. No assurance can be given, however, as to the ultimate outcome or resolution of this action.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, a former President and director of the Company, alleging that Ameropa is the assignee of several persons and entities which owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. On June 13, 2002, the court overruled the Company's demurrer to Ameropa's second cause of action and sustained the Company's demurrer to the twelfth cause of action in the Third Amended Complaint. In July 2002, Ameropa filed its Fourth Amended Complaint. The Company intends to answer the complaint and otherwise vigorously defend the Ameropa Litigation. No assurance, however, can be given as to the ultimate outcome or resolution of the Ameropa Litigation.

On July 10, 2000, American Credit Card Processing Corp. filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint in that matter includes claims for breach of contract, fraud and negligent representation in connection with a merchant bankcard services agreement. The Company filed and prevailed on a motion to dismiss for lack of jurisdiction. American Credit Card subsequently has re-filed the complaint in the United District Court for the District of Utah. The Company intends to vigorously defend the claim, but will consider settlement opportunities. The claim for damages is for approximately $422,720. The court in that matter has ordered the Company to mediate the dispute, but no date has been set for the mediation. No assurance can be given as to the ultimate outcome or resolution of the American Credit Card Processing litigation.

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on August 28, 2003. The Company intends to vigorously defend this matter and is preparing for trial.

On November 8, 2000, NetPro, Ltd. filed a lawsuit against the Company in Circuit Court for Pinellas County, Florida. NetPro's complaint for injunctive relief against DCTI seeks a temporary and permanent injunction enjoining the Company from releasing NetPro's funds to ePayment Solutions, Inc. until an accounting can be done, and then ordering the Company to release the funds directly to NetPro. The amount in controversy in that case is unspecified. Currently, NetPro has granted DCTI an indefinite extension to file an answer to see if the case can be settled. If it is not settled, the Company intends to vigorously defend itself in the matter.

In addition to the above matters, the Company is and has been the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
None.


                                     PART II
                                     -------

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

On December 18, 2000, the Company's common stock was delisted from the Nasdaq National Market System, and since then has traded in the Pink Sheet, over-the-counter, market under the symbol "DCTI". The following table reflects the high and low bid prices reported by the applicable market for the periods indicated. Over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                           High            Low
                                          ------         -------
Period Following Fiscal Year
   July 1 to September 30, 2002            $0.10         $ 0.007

Fiscal Year Ended June 30, 2002
   April 1 to June 30, 2002               $ 0.07         $ 0.015
   January 1 to March 31,2002             $ 0.115        $ 0.055
   October 1 to December 31, 2001         $ 0.11         $ 0.045
   July 1 to September 30, 2001           $ 0.29         $ 0.097

Fiscal Year Ended June 30, 2001
   April 1 to June 30, 2001               $ 0.48         $ 0.20
   January 1 to March 31,2001             $ 1.01         $ 0.29
   October 1 to December 31, 2000         $ 3.47         $ 0.28
   July 1 to September 30, 2000           $ 9.13         $ 1.75


As of September 30, 2002, there were approximately 714 holders of record of the Company's common stock.


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

In October 1999, the Company issued 16,600,000 shares of its common stock, in a private placement, in exchange for all the issued and outstanding shares of DataBank International, Ltd. 5,115,851 of which were subsequently returned to the Company.

In December 1999, the Company issued 8,332 shares of common stock upon exercise of warrants to a previous lender to the Company.

In January 2000, the Company issued 16,668 shares of common stock upon exercise of warrants to a previous lender to the Company.

In January 2000, the Company issued 11,427,500 shares of its common stock, in a private placement, in connection with the earn-out associated with the DataBank International acquisition 3,521,771 of which were subsequently returned to the Company.

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

In October 2001, the Company issued 3,570,000 shares of its common stock, in connection with the settlement of a registration rights lawsuit.

In October 2001, the Company issued 1,000,000 shares of its common stock to Brown Simpson in connection with their conversion of their series A preferred stock to series D.

In January 2002, the Company issued 4 shares of its common stock, one share to each of its then current board of directors, in connection with their conversion of Series B preferred stock.

In April 2002 the Company issued 1,428,571 shares of its common stock pursuant to a settlement agreement reached with a Shareholder on March 18, 2002.


ITEM 6.  SELECTED FINANCIAL DATA

The following audited selected financial data should be read in conjunction with the Company's consolidated financial statements appearing elsewhere herein.



                                                                           For the Year Ended June 30,
                                                                           ---------------------------
                                                   2002            2001                2000             1999             1998
                                              -------------    -------------       -------------    -------------    -------------
Statement of Operations Data:
Revenue                                       $  16,064,228    $  34,448,596       $  25,819,883    $   3,601,273    $     773,883
Cost of revenue                                  10,005,401       22,565,355          16,509,887        2,562,371          745,871
                                              -------------    -------------       -------------    -------------    -------------
  Gross margin                                    6,058,827       11,883,241           9,309,996        1,038,902           28,012
                                              -------------    -------------       -------------    -------------    -------------
Operating expenses:
  Selling, general and administrative
  (includes $160,000, $960,475, $1,598,943,
  $1,065,956, and $362,125, respectively
  of stock-based expense)                         5,665,932       14,677,885          13,975,006        5,373,443        5,229,617
Research and development
  (includes $0, ($363,954), $397,426, and
  $0, respectively of stock-based expense)          520,222        1,009,282           2,475,610        1,906,893        1,493,256

     Depreciation and amortization                7,905,610       34,228,504          33,687,849        4,157,201        1,522,078
     Chargebacks and fines                          520,000        4,708,739           3,144,686             --               --
     Impairment write-down of goodwill           12,135,383      156,123,113                --               --               --
     Impairment write-down of prepaid
          software                                3,933,447             --                  --               --               --
     AOL marketing agreement                           --               --                  --          5,558,137             --
     Acquired in-process research and
          Development                                  --               --                  --          3,700,000             --
     Total operating expenses                    30,680,594      210,747,523          53,283,151       20,695,674        8,244,951
                                              -------------    -------------       -------------    -------------    -------------
Operating loss                                  (24,621,767)    (198,864,282)        (43,973,155)     (19,656,772)      (8,216,939)

Other income (expense), net                        (254,608)       3,519,079           8,735,779         (696,457)          20,738
                                              -------------    -------------       -------------    -------------    -------------
Loss from continuing operations before
  Income taxes and discontinued
  operations                                    (24,876,375)    (195,345,203)        (35,237,376)     (20,353,229)      (8,196,201)
Income tax benefit                                     --               --               369,476             --          2,651,838
                                              -------------    -------------       -------------    -------------    -------------
Loss from continuing operations                 (24,876,375)    (195,345,203)        (34,867,900)     (20,353,229)      (5,544,363)
                                              -------------    -------------       -------------    -------------    -------------
Discontinued operations:
  Gain on sale of WeatherLabs
operations, net of Income taxes                        --               --               884,404             --               --
  Loss from operations of discontinued
    WeatherLabs operations, net of
    income taxes                                       --               --              (268,612)      (1,011,484)         (53,604)
  Income from discontinued direct mail
    advertising operations, net of
    income taxes                                       --               --                  --               --            111,377
  Gain on sale of direct mail
    advertising operations,
    net of income taxes                                --               --                  --               --          4,394,717
  Loss from discontinued Internet
    service provider subsidiary,
    net of income taxes                                --               --                  --               --           (265,674)
  Gain on sale of Internet service
    provider subsidiary,
    net of income taxes                                --               --                  --               --            232,911
                                              -------------    -------------       -------------    -------------    -------------
 Income (loss) from discontinued
    operations                                         --               --               615,792       (1,011,484)       4,419,727
                                              -------------    -------------       -------------    -------------    -------------
 Net loss                                       (24,876,375)    (195,345,203)        (34,252,108)     (21,364,713)      (1,124,636)
 Preferred stock dividend                              --               --                  --           (200,000)            --
                                              -------------    -------------       -------------    -------------    -------------
 Net loss attributable
   to common shareholders                       (24,876,375)    (195,345,203)        (34,252,108)     (21,564,713)      (1,124,636)
                                              =============    =============       =============    =============    =============

Basic and diluted net loss
  per common share:
Loss from continuing operations               $       (0.57)   $       (4.58)      $       (0.95)   $       (1.56)   $       (0.66)

Net Loss                                              (0.57)           (4.58)              (0.94)           (1.64)           (0.13)

Weighted average
common shares outstanding                        43,591,385       42,684,821          36,582,662       13,130,216        8,422,345

                                                                                  As of June 30,
                                                               --------------------------------------------------
                                                   2002            2001                2000             1999             1998
                                              -------------    -------------       -------------    -------------    -------------

  Balance Sheet Data:
  Working capital (deficit)                   $  (6,611,203)   $  (4,186,008)      $  (2,718,985)   $      76,962    $   3,639,313
  Total assets                                   12,010,347       60,172,943         244,167,763       47,102,186       24,020,746
  Long-term obligations                               5,165           49,839              93,181          432,704        1,384,132
  Convertible Preferred Stock                     3,600,000        3,600,000           3,600,000        3,600,000             --
  Stockholders' equity (deficit)                 (9,247,466)      14,976,901         207,985,172       37,975,667       18,996,696



     Due to numerous acquisitions discussed herein, the data above may not necessarily be comparable from year to year.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------
Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy and certain other statements presented herein, constitute forward-looking information within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the risks that are described in this report under the heading "Forward Looking Statements and Certain Risks".

Overview

Because of changes to the Company's business and operations resulting from mergers during recent years, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to, among others, the risks and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. Specifically, such risks include, without limitation, the dependence on continued growth in use of the Internet as a reliable medium for commercial transactions, the ability of the Company to effectively integrate the technology and operations of acquired businesses or technologies with its operations, the ability to maintain continuing expertise in proprietary and third-party technologies, the timing of introductions of new services, the pricing policies of the Company's competitors and suppliers and the ability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks or that the Company will achieve or sustain profitability. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible.

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $24,876,375, $195,345,203, and $34,867,900 in fiscal 2002, 2001, and 2000, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used cash of $4,769,050 during the year ended June 30, 2002, provided $788,487 of cash during the year ended June 30, 2001 and used $4,097,019 of cash during the year ended June 30, 2000. Additionally, the Company had a tangible working capital deficit of $6,611,203 as of June 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management projects that there will be sufficient cash flows from operating and financing activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved or that capital from financing through private or commercial credit or through sale of the Company's securities will be available when, and in the amounts required by the Company. If additional required capital is not available when in the amounts required, the Company will have to curtail some operations or seek protections under bankruptcy laws.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition. Substantially all of our revenues are derived from processing credit card transactions. Our revenue is earned and recognized as each transaction is processed.

Goodwill, Intangibles and Other Long-Lived Assets. Property, plant and equipment, intangibles and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. The Company has recorded write-offs of goodwill of $12,135,383, and $156,123,113 during the years ended June 30, 2002 and June 30,
2001, respectively. In addition, the Company has recorded a write-off of prepaid software license of $3,933,447 during the year ended June 30, 2002.

Results of Operations

Following are period-to-period comparison of our results of operations:

Year ended June 30, 2002 compared with year ended June 30, 2001

Revenue

Revenue for the year ended June 30, 2002 (fiscal 2002) was $16,064,228 compared to $34,448,596 for the year ended June 30, 2001. Revenue of $15,577,452 was received from payment processing, and $486,776 from software distribution agreements during fiscal 2002. During fiscal 2001, revenue of $33,503,596 was received from payment processing, and $945,000 from software distribution agreements. The decrease in revenues during fiscal 2002 is primarily due to the loss of a significant merchant, which provided 18% of revenues during fiscal 2001, as well as the decrease in the volume of transactions from merchants utilizing the Company's processing services.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. Reduced revenues directly impacted total costs of revenue. Cost of revenue for fiscal 2002 was $10,005,401 or 62.3% compared to $22,565,355 or 65.5% of revenue for fiscal 2001. The decrease in cost of revenues as a percentage of sales is primarily due to the decrease in lower margin, domestic processing as a percentage of total revenues.

Operating Expenses

Selling, general and administrative expense net of non-cash stock based expense decreased 59.9% to $5,505,932 during fiscal 2002 from $13,717,410 during fiscal 2001. The decrease in selling, general and administrative expense was due to the reductions in work force and closing of offices during fiscal 2001. During fiscal 2002 the Company recorded $160,000 of stock based compensation expense related to the vested portion of options granted to non-employee directors for services provided in addition to those rendered as directors.

Research and development expense net of non-cash, stock based expense decreased 62.1% to $520,222 during fiscal 2002 from $1,373,236 during fiscal 2001. The decrease in research and development expense was due to reductions in work force and closing of offices during fiscal 2001.

Depreciation and amortization expense decreased 76.9% to $7,905,149 during fiscal 2002 from $34,228,504 during fiscal 2001. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of $156,123,113 in goodwill impairment write-downs during fiscal 2001 and an additional write-down of $12,135,383 on March 31, 2002.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended March 31, 2002 the Company evaluated the realizability of the remaining goodwill recorded in connection with certain acquisitions. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. As a result of the uncertainty of future cash flows and the ability of the Company to continue as a going concern, the unamortized balance of goodwill or $12,135,383 was written off. In addition, the Company wrote off the remaining unamortized balance of a prepaid software license of $3,933,447 at June 30, 2002. The write-downs have no impact on current or future cash flows.

During fiscal 2002, the Company incurred $270,000 of fines from Visa and Mastercard. In addition the Company recorded $250,000 of chargeback expense. The chargeback expenses was recorded to increase the reserve for uncollectible chargebacks. The reserve balance at June 30, 2002 is $1,882,195 compared to $1,727,637 at June 30, 2001. The increase of $154,558 reflects the expense of $250,000 added to the reserve net of $95,442 of chargebacks written-off during fiscal 2002. Management believes the current reserve is adequate.

The Company incurred net other expense of $254,608 during fiscal 2002. Loss on disposal of assets of $166,541 and interest expense on notes payable of $131,918 was partially offset by interest income of $43,851 earned on cash deposits.

Year ended June 30, 2001 compared with year ended June 30, 2000

Revenue

Revenue for the year ended June 30, 2001 (fiscal 2001) was $34,448,596 compared to $25,819,883 for the year ended June 30, 2000 (fiscal 2000). Revenue of $33,503,596 was received from payment processing, and $945,000 from software distribution agreements during fiscal 2001. During fiscal 2000 revenue of $25,159,219 was received from payment processing, $192,440 from technical support, and $468,224 from software distribution agreements. The increase in revenue was due to the full year effect of the DataBank acquisition that closed in October 1999.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. Cost of revenue for fiscal 2001 was $22,565,355 or 65.5% of revenue compared to $16,509,887 or 63.9% of revenue for fiscal 2000. Cost of revenue as a percent of revenue increased slightly primarily due to the full year effect of the Company's current business model which took effect upon the completion of the Databank and Secure Bank acquisitions in 1999 and increased percentage of lower margin domestic processing as a percentage of total revenue.

Operating Expenses

Selling, general and administrative expense net of non-cash, stock based expense increased 10.8% to $13,717,410 during fiscal 2001 from $12,376,063 during fiscal 2000, principally as a result of the full year effect in fiscal 2001 of the Databank and Secure Bank acquisitions in 1999. Selling, general and administrative costs as a percentage of sales, decreased to 42.6% during fiscal 2001compared to 54.1% during fiscal 2000 mostly reflecting increased scale of business.

Research and development expense net of non-cash, stock based expense decreased 33.9% to $1,373,236 during fiscal 2001 from $2,078,184 during fiscal 2000.
Research and development expense decreased due to the reduction in the level of support required in the development of the Company's payment processing software.

Depreciation and amortization expense increased 1.6% to $34,228,504 during fiscal 2001 from $33,687,849 during fiscal 2000. The increase in depreciation and amortization expense was due to the cost and timing of the Databank and Secure Bank acquisition in 1999 offset by the impairment write-downs of goodwill recorded in the quarters ended December 31, 2000, March 31, 2001 and June 30, 2001 as discussed below.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Accordingly, during the quarter ended December 31, 2000 the Company evaluated the realizability of the goodwill recorded in connection with the Databank and

Secure Bank acquisitions. The Company projected net cash flows (undiscounted and without interest charges) to be generated by the acquired operations and compared those to the net book value of the assets acquired. The analysis resulted in a non-cash impairment write-down of goodwill of $142,000,000. During the quarter ended March 31, 2002 the Company completed a third party evaluation of the bank involved in the Company's acquisition of CaribCommerce, Ltd. (see Notes 2 and 8 to the consolidated financial statements). Upon a determination that no agreement would be consummated with the bank, the Company assessed the realizability of the recorded goodwill associated with the acquisition and concluded that the unamortized balance of $3,429,113 should be written off at March 31, 2001. At June 30, 2001, the Company evaluated the realizability of the remaining goodwill under current market conditions. Applying the same methodology utilized previously, the Company recorded a non-cash impairment write-down of goodwill of $10,694,000. The write-downs had no impact on the Company's future cash flows. As a result of the write-downs, the remaining net goodwill of approximately $15.9 million at June 30, 2001 is being amortized at a rate of approximately $422,000 per month beginning in July 2001.

During fiscal 2001, the Company incurred $3,848,739 of uncollectible credit card chargebacks related to fraudulent merchant transactions. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors, the extent of potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. In addition the company has reserve for uncollectible chargebacks of $1,727,637.

Non-cash expense related to the issuance of stock and stock options was $246,476 during fiscal 2001 compared to $1,996,369 during fiscal 2000. Non-cash compensation during fiscal 2000 was principally attributable to cashless exercises of stock options and accounting for stock options under variable plan accounting. Income was recorded during 2001 due to a reversal of expense of $649,000 taken in prior periods resulting from changes in the market price of the Company's common stock in accordance with variable plan accounting for the stock options. This was offset by $895,476 recognized as expense for options issued to the previous Chairman of the Board of Directors. Non-cash expense in future periods will be affected by changes in the quoted market price of the Company's common stock due to variable plan accounting for stock options.

Other Income (Expense)

The Company recorded other income of $3,519,079 in fiscal 2001. A gain on the return of common shares in the amount of $3,109,544, as discussed below, and interest income on notes receivable and cash balances in the amount of $697,951 was offset by interest expense of $211,827 on notes payable and losses on the disposal of equipment of $66,923. In fiscal 2000, the Company recorded other income of $8,735,779. Interest expense of $366,137 on notes payable and capital leases was offset by the gain on the sale of our investment in CommTouch of $8,636,575 and interest income of $500,941.

During fiscal 2000, the Company received information indicating that its Chief Executive Officer and Chairman at the time, Mr. James Egide, may have had a conflicting, undisclosed, interest in DataBank at the time the Company acquired it. Specifically, there were two general allegations. First, it was alleged that he had been a part of a group that had acquired 75% of the stock of DataBank (the "Group DataBank Transaction") approximately two months before the Company entered into a letter of intent to acquire it. That earlier purchase was for 75% of DataBank at a purchase price of $6.2 million, while the Company's subsequent acquisition deemed fair and equitable at the time, was priced at 28,027,500 shares of the Company's common stock. Second, it was alleged that Mr. Egide did not adequately disclose to the Company his ownership position in DataBank at or prior to the time of the Company's acquisition of DataBank. The Company's Board of Directors formed a special committee of directors, each of whom had no involvement in the transaction themselves, to investigate these allegations. As finally constituted, that committee consisted of Mr. Ken Woolley and Mr. Greg Duman (the "Special Committee"). The Special Committee, in turn, retained Munger, Tolles & Olson LLP, as outside counsel to conduct an investigation into this matter (the "Internal Investigation").

During this period, Mr. Egide resigned first as Chief Executive Officer and, later, as a director and as Chairman of the Board of Directors. Additionally, some DataBank shareholders who had received shares of the Company pursuant to the DataBank acquisition returned some or all of the DCTI shares they had received, although they did not present the Company with any signed agreement or otherwise document any right of the Company to take action with respect to the returned shares. Approximately 7.7 million DCTI shares were received by the Company in this fashion. All of these facts were disclosed by the Company in press releases as they occurred.

The investigation was conducted between August and October of 2000. In the process of conducting its investigation, the Special Committee's counsel retained private investigators, reviewed all relevant documents in the Company's possession and conducted interviews of approximately 11 individuals. On October 25, 2000, they released the "Summary and Conclusions" of their final report. (The Summary and Conclusions were released while the remainder of the report was in technical preparation and review in order to facilitate certain corporate plans, including consummation of settlement negotiations with certain individuals, and to permit the preparation of annual financial statements for submission to the Company's independent auditors, both of which were dependent to some degree upon the results of the report.)

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

At approximately the time that the investigation was being completed, Mr. Woolley, a director, entered into discussions with certain of the stockholders who received DCTI shares in the DataBank acquisition. Ultimately, seven stockholders agreed to return to the Company a total of 8,637,622 DCTI shares in settlement of any claims by the Company of impropriety against them in connection with the transaction. These shares included the DCTI shares that had earlier been returned to the Company, but this time the Company's right to accept and cancel the shares was made clear. Also included in the returned shares were 1,120,000 shares returned by Mr. Don Marshall, the Company's President, and a former controlling shareholder of DataBank (before the Group DataBank Transaction). The Special Committee agreed that Mr. Marshall had no responsibility or liability with respect to any of the alleged improprieties, but he also agreed that, as the Company's President, and a former DataBank stockholder, he should not benefit through an increased percentage ownership in the Company from the return of stock by others from the DataBank transaction. Accordingly, his return of shares was designed to preserve, after the return of all the shares involved, his percentage interest in the Company at a level equal to what it was immediately before any such share returns. In the view of counsel to the Special Committee who had conducted the investigation, the settlement of claims in exchange for the return of shares was a favorable settlement for the Company in comparison to the certain expenses, and uncertain recoveries, that would have attended any litigation of the matter. After careful consideration of the final report of the Special Committee's counsel, the Company's Board of Directors continues to believe that the Company paid a fair price for DataBank.

The shares returned to the Company were accounted for as a settlement of claims and credited to income at the time of settlement. Accordingly, during the quarter ended December 31, 2000 the Company recorded a gain from settlement of $3,109,544 based on the quoted market price of the Company's common stock at the time trading was allowed to resume in the over-the-counter market.

Discontinued Operations

During October 1999, the Company sold its WeatherLabs operation, which resulted in a pretax gain of $1,415,047. The results of the WeatherLabs operation are presented as discontinued operations. The WeatherLabs operations incurred pretax losses of $429,779 for fiscal 2000.

Quarterly Results

The following tables set forth certain quarterly financial information of the Company for each quarter of fiscal 2002 and fiscal 2001. This information has been derived from the quarterly financial statements of the Company as amended to date which are unaudited but which, in the opinion of management, have been prepared on the same basis as the audited financial statements included herein and include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the financial results for such periods. This information should be read in conjunction with the financial statements and the notes thereto and the other financial information appearing elsewhere herein.

                                   Fiscal 2002
                                   -----------
                                                                        For the three months ended
                                                                      -------------------------------
                                                  Sep 30, 2001        Dec 30, 2002       Mar 31, 2002       Jun 30, 2002-
                                                  ------------        ------------       ------------       ------------
Revenue                                           $  4,642,895        $  4,668,676       $  4,017,630       $  2,735,027
Cost of revenue                                      2,996,205           2,958,635          2,302,136          1,748,425
                                                  ------------        ------------       ------------       ------------
  Gross margin                                       1,646,690           1,710,041          1,715,494            986,602
                                                  ------------        ------------       ------------       ------------
Operating expenses:
  Depreciation and amortization                      2,363,635           2,323,146          2,313,368            905,461
  Selling, general and administrative
   (includes $0,$0, $0, $160,000
   respectively of stock-based expense)              1,608,625           1,480,840          1,390,263          1,186,204
  Research and development                             133,391             119,491            130,928            136,412
  Impairment write-down of goodwill                       --                  --           12,135,383               --
  Impairment write-down of prepaid
    software license                                      --                  --                 --            3,933,447
  Fines and chargebacks                                310,000                --              210,000               --
                                                  ------------        ------------       ------------       ------------
Total operating expenses                             4,415,651           3,923,477         16,179,942          6,161,524
Operating loss                                      (2,768,961)         (2,213,436)       (14,464,448)        (5,174,922)
Other income (expense), net                            (10,291)            (43,105)           (24,252)          (176,960)
                                                  ------------        ------------       ------------       ------------
Net loss                                            (2,779,252)         (2,256,541)       (14,488,700)        (5,351,882)
                                                  ------------        ------------       ------------       ------------

Net loss per common share:
  Basic and diluted                               $      (0.07)       $      (0.05)      $      (0.33)      $      (0.12)
                                                  ============        ============       ============       ============

Weighted average common shares outstanding:
  Basic and diluted                               $ 40,044,444        $ 42,993,574       $ 43,614,447       $ 45,791,842
                                                  ============        ============       ============       ============

                                   Fiscal 2001
                                   -----------
                                                                        For the three months ended
                                                                      -------------------------------
                                                  Sep 30, 2000        Dec 30, 2001       Mar 31, 2001       Jun 30, 2001
                                                  ------------        ------------       ------------       ------------

Revenue                                           $  9,495,909        $  9,137,924       $  8,529,137       $  7,285,626
Cost of revenue                                      6,153,625           6,198,506          5,167,762          5,045,462
                                                  ------------        ------------       ------------       ------------
     Gross margin                                    3,342,284           2,939,418          3,361,375          2,240,164
                                                  ------------        ------------       ------------       ------------
Operating expenses:
  Depreciation and amortization                     12,941,662          13,489,448          3,829,824          3,967,570
  Selling, general and administrative
   (includes  $(285,347), $0, $0,
   $1,245,776 respectively of
   stock-based expense)                              2,863,896           3,373,014          2,330,744          6,110,231
  Research and development
   (includes $(363,954), $0, $0,  and $0,
   respectively of stock-based expense)                 80,994             513,257             55,876            359,155

  Chargebacks                                             --               249,000            250,000          3,349,739
  Impairment write-down of goodwill                       --           142,000,000          3,429,113         10,694,000
  Visa and Mastercard Fines                               --                  --                 --              860,000
                                                  ------------        ------------       ------------       ------------
Total operating expenses                            15,886,552         159,624,719          9,895,557         25,340,695
Operating loss                                     (12,544,268)       (156,685,301)        (6,534,182)       (23,100,531)
Other income (expense), net                             31,259           3,166,521            214,999            106,300
                                                  ------------        ------------       ------------       ------------
Loss before income taxes                           (12,513,009)       (153,518,780)        (6,319,183)       (22,994,231)
Income tax (expense) benefit                              --                  --                 --                 --
                                                  ------------        ------------       ------------       ------------
Net loss                                           (12,513,009)       (153,518,780)        (6,319,183)       (22,994,231)
                                                  ------------        ------------       ------------       ------------

Net loss per common share:
      Basic and diluted                           $      (0.26)              (3.64)             (0.16)             (0.57)
                                                  ============        ============       ============       ============


Weighted average common shares outstanding:
      Basic and diluted                           $ 48,399,457        $ 42,164,840       $ 40,044,444       $ 40,044,444
                                                  ============        ============       ============       ============


          The sum of net loss per share amounts for the four quarters may not equal annual amounts due to rounding.

Liquidity and Capital Resources

The Company likely will need to raise additional capital to finance ongoing operations during the next fiscal year, research and development and future plans for expansion. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing commercial or private debt or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining traditional bank or similar debt financing. Failure to obtain adequate financing when and in the amounts required would have a material adverse effect on the Company and could result in cessation of the Company's business and could force the Company to seek protection under bankruptcy laws. Since its inception, our business has incurred significant losses, and as of September 30, 2002, had an approximate accumulated deficit of $290,000,000. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2002 fiscal year. The Company expects to incur operating losses for the foreseeable future. We cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2"), pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. Under the Provider
Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake City, Utah offices. The initial term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have "Free Cash Flow", as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note for the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software and the data centers. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary technologies.

As additional consideration for the execution of the Provider Agreement, M2 has agreed to provide $500,000 of debt financing, which is anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing is not complete as of the date of this report, and the financing is not therefore available. There can be no assurance when such financing will be available or whether it will be available at all.

The Company believes that the Provider Agreement may affect liquidity positively by (i) increasing sales volume by introducing new payment processing and portfolio business; (ii) reducing expenses by streamlining and outsourcing some management, sales, marketing and technology functions; and (iii) allowing the Company essentially to defer the payment of general operating expenses until Free Cash Flow is sufficient to make payments. There can be no assurance that any of these benefits will materialize.

At June 30, 2002 and 2001, the Company has withheld $10,726,219 and $28,074,138, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at June 30, 2002 and June 30, 2001, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At June 30, 2002, the liabilities were under funded by $218,766 The under funding at year end occurred as a result of a partner bank transferring funds from reserve accounts held at their institution to the Company in recovery of negative merchant settlement amounts that had already been recovered from subsequent positive settlement for the related merchants. The $218,766 received by the Company was used to fund current operations.

Since year-end, the Company has accumulated funds at the partner bank to fund the $218,766 shortfall in merchant reserves held at that bank, which existed at June 30, 2002. The Company held reserves accumulated with another payment processing partner through August 2002. As of September 30, 2002 these reserves were under funded by $437,000 as the Company had used these funds in daily operations. The Company intends to fund these reserves fully prior to the time they are due for release.

Operating activities provided $450,956 in cash during fiscal 2002 compared to use of $9,630,188 by operating activities during fiscal 2001. The net loss of $24,876,375 incurred in fiscal 2002 was offset, in large part, by non-cash depreciation, amortization and impairment write-down of goodwill and prepaid software license expenses of $23,974,440. Increases from the decrease in restricted cash were offset by decreases in the merchant reserve and settlements due to merchant liabilities.

For fiscal 2001, the net loss of $195,345,203 was offset, in large part, by non-cash depreciation, amortization and impairment write-down of goodwill expenses of $190,351,616. The decrease in operating cash flows is primarily due to the increase in restricted cash.

Cash used by investing activities during fiscal 2002 and 2001 was $22,450 and $880,415, respectively. During fiscal 2002, $23,893 was used for the purchase of property and equipment, offset by proceeds of $1,443 from the sale of equipment. During fiscal 2001, $907,268 was used for the purchase of property and equipment, offset by proceeds of $26,853 from the sale of equipment.

Cash used by financing activities was $1,093,278 during fiscal 2002. During fiscal 2001, financing activities provided $3,840,094. During fiscal 2002, $1,049,936 and $43,342 was paid as principal repayment of notes payable and capital lease obligations, respectively. During fiscal 2001 warrants to purchase 1,000,000 shares of common stock at $5.20 per share were exercised by Transaction Systems Architect, Inc. ("TSAI") providing the Company with $5,200,000 of cash. The cash provided by the exercise by TSAI of its warrants was partially offset by cash expended to repay notes payable and capital lease obligations in the amounts of $1,012,750 and $347,156 respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that an entity recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that entities reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that entities no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires entities to complete a transitional goodwill impairment test six months from the date of adoption. Entities are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, all goodwill had been written down to zero. During the year ended June 30, 2002, amortization expense, which had been recorded prior to the writedown, was $3,797,044. As the carrying value of goodwill is zero, the adoption of the new standard will not have a material impact on the results of the Company's operations or financial position.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which is effective for fiscal years beginning after December 15, 2001, superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previous reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect this statement to have a material impact on its financial position or results of operations upon adoption.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS
No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

The Company does not hold any investments in market risk sensitive instruments as contemplated by Item 305 of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

The  consolidated   financial   statements  and  report  of  independent  public
accountants are filed as part of this report on pages F-1 through F-42.

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

We elected BDO Seidman, LLP as our independent accountants as of June 4, 2001. We did not consult with BDO Seidman prior to its engagement regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements or any matter that was either the subject of a disagreement or a reportable event (as such terms are defined in Item 304(a)(1) of the Commission's Regulation S-K).

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

Located in Part I as permitted by General Instruction G.(3) and by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
         -----------------------

                             EXECUTIVE COMPENSATION

         The following table sets forth the annual compensation paid by the Company for services rendered during the last three fiscal years to the Company's Chief Executive Officer, and to each of the Company's other executive officers serving as such as of June 30, 2002 whose annual salary and bonus exceeded $100,000.

                                                              Long-Term
                                                             Compensation
                                              Annual            Awards
                                          Compensation
                                                              Securities
   Name and Principal       Year Ended                        Underlying
        Position              June 30       Salary ($)         Options (#)

Evan M. Levine                 2002       $   60,000 (1)      5,287,500(2)
   Interim Chief               2001             --               75,000
   Executive Officer           2000             --                 --

James C. Condon                2002       $   85,496 (3)      1,450,000 (2)
    Former Chief               2001             --               75,000
    Executive Officer          2000             --                 --

Stephen T. Cannon              2002       $  189,063               --
   President and Chief         2001       $  187,500            300,000
   Technology Officer          2000       $  153,125               --

Lynn J. Langford               2002       $  115,792               --
   Chief Financial             2001       $   41,250(4)          60,000
   Officer                     2000             --                 --



         (1) Mr. Levine was appointed interim CEO on March 7, 2002. He resigned as interim CEO on July 22, 2002.

         (2) The Company intends to dispute the grant of options to purchase 3,750,000 shares and 1,000,000 shares allegedly granted to Messrs. Levine and Condon, respectively.

         (3) Mr. Condon was chairman of the Board and Chief Executive Officer effective July 1, 2001. He worked as an employee of the Company until November 2001 earning an annual salary of $240,000. From November 2001 until March 7, 2002 he retained the title of Chief Executive Officer and Chairman of the Board. On March 7, 2002, Evan
             M. Levine was appointed interim Chief Executive Officer. Mr. Condon remained Chairman of the Board until September 3, 2002 when he resigned as Chairman and a director of the Company.

         (4) Mr. Langford joined the Company in February 2001 as Controller. He was appointed Chief Financial Officer on June 28, 2002 and Chief Executive Officer on October 8, 2002.

In February 2001, the Board of Directors repriced all employee options granted in October 2000 to the then quoted price of $0.49. In October 2001, the Board of Directors repriced all outstanding options to the then quoted price of $0.096


             Option Grants in Last Fiscal Year Ending JUNE 30, 2002
                                Individual Grants


                                           Percent of                                    Potential Realizable Value
                                              Total                                           at Assumed Annual
                             Number of       Options                                        Rates of Stock Price
                            Securities     Granted to                                         Appreciation for
                            Underlying      Employees                                             Option Term
                              Options       in Fiscal       Exercise      Expiration           5%            10%
Name                        Granted (#)       Year           Price           Date              ($)            ($)
-------------               -----------    ----------      ---------      ----------     -------------     -----------
Evan Levine                   100,000         0.9%           $0.096        Oct. 2006         $   2,652      $   5,861
Evan Levine                   100,000         0.9%           $0.096        Feb. 2007             2,652          5,861
Evan Levine                   937,500         8.3%           $0.08         Feb. 2007            20,721         45,788
Evan Levine                 3,750,000        33.2%           $0.08         Mar. 2007            82,884        183,153
Evan Levine                   400,000         3.5%           $0.05         Apr. 2007             5,526         12,210
James Condon                  100,000         0.9%           $0.096        Oct. 2006             2,652          5,861
James Condon                  100,000         0.9%           $0.096        Feb. 2007             2,652          5,861
James Condon                  250,000         2.2%           $0.08         Feb. 2007             5,526         12,210
James Condon                1,000,000         8.8%           $0.08         Mar. 2007            22,103         48,841




                                        Ten-Year Option/SAR Repricings
                                        ------------------------------

                                                          Market
                                          Number of        Price        Exercise                 Length of
                                          Securities    of Stock at     Price at                  Original
                                          Underlying      Time of        Time of                Option Term
                                           Options/      Repricing      Repricing      New      Remaining at
                                             SARs           or             or        Exercise     Date of
                                         Repriced or     Amendment      Amendment     Price     Repricing or
         Name                Date        Amended (#)        ($)            ($)         ($)       Amendment
-------------------     ---------------- -----------     --------       ---------   ---------   ------------

Evan M. Levine          October 16, 2001      75,000     $  0.096       $   0.35    $   0.096     4.4 years
 Interim Chief
 Executive Officer

James C. Condon         October 16, 2001      75,000     $  0.096       $   0.40    $   0.096     4.6 years
  Former Chief
  Executive Officer

Stephen T. Cannon       October 16, 2001     100,000     $  0.096       $   0.49    $   0.096     4.0 years
 President and Chief    October 16, 2001      50,000     $  0.096       $   0.49    $   0.096     4.4 years
 Technology Officer     October 16, 2001     150,000     $  0.096       $   0.37    $   0.096     4.3 years

Lynn J. Langford        October 16, 2001      60,000     $  0.096       $   0.35    $   0.096     4.4 years
  Chief Financial
  Officer

John J. Hanlon          October 16, 2001     409,641     $  0.096       $   4.19    $    0.096    3.8 years
  Former President      October 16, 2001     102,410     $  0.096       $   0.49    $    0.096    4.0 years
  and Chief Financial   October 16, 2001     256,026     $  0.096       $   0.49    $    0.096    4.3 years
  Officer

Becky Takeda            October 16, 2001     200,000     $  0.096       $   5.63    $    0.096    3.2 years
 Former Chief           October 16, 2001     200,000     $  0.096       $   4.81    $    0.096    3.6 years
 Executive Officer      October 16, 2001     100,000     $  0.096       $   0.49    $    0.096    4.0 years
                        October 16, 2001     200,000     $  0.096       $   0.55    $    0.096    4.2 years


                                PERFORMANCE GRAPH

         The following chart shows how $100 invested as of June 30, 1997 in shares of the Company's Common Stock would have grown during the five-year period ended June 30, 2002, as a result of changes in the Company's stock price, compared with $100 invested in the Standard & Poor's 500 Stock Index and in the Standard & Poor's Technology Index.


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
        DCTI, S&P 500 INDEX, S&P 500 INFORMATION TECHNOLOGY SECTOR INDEX

 [OBJECT OMITTED]

                1997            1998            1999            2000            2001            1002
                -------         -------         -------         -------         -------         -------
S&P 500         $100.00         $128.10         $155.08         $164.34         $138.33         $111.83
S&P Tech        $100.00         $136.57         $230.37         $338.21         $161.52         $98.28
DCTI            $100.00         $312.50         $195.83         $212.50         $10.00          $0.50


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         To the Company's knowledge, the following sets forth information regarding ownership of the Company's outstanding Common Stock as of September 30, 2002 by: (i) each person known by the Company to beneficially own over 5% of the outstanding shares of Common Stock, (ii) each director and director nominee,
(iii) each named executive officer, and (iv) all directors and executive officers as a group. As of September 30, 2002, there were 75,000,000 shares of Common Stock outstanding and 360 shares of Series D Convertible Preferred Stock outstanding. The stockholders listed have sole voting and investment power, except as otherwise noted.




                                    Amount of
         Title                Names and Addresses of              Amount of            Percentage
       of Class               Principal Stockholders           Common Shares*           of Class*
       ---------              ----------------------           --------------          ---------

       Preferred     Brown Simpson Partners I, Ltd.                    360                 100%
                     c/o Walkers Attorneys-at-Law
                     P.O. Box 265GT, Walker House
                     Mary Street, George Town
                     Grand Cayman, Cayman Islands

        Common       Brown Simpson Partners I, Ltd.             13,000,000  (1),(9)          14.9%
                     c/o Walkers Attorneys-at-Law
                     P.O. Box 265GT, Walker House
                     Mary Street, George Town
                     Grand Cayman, Cayman Islands

        Common       Nautilus Management                        35,626,802 (2)               49.9%
                     # 3 Upper Spooners,
                     Basseterre, St. Christopher & Nevis

        Common       Evan M. Levine                              5,326,500  (3), (9)          6.6%
                     300 Felton Drive
                     Menlo Park, CA  94025


  Officers and Directors

       Common        Tom Tesmer                                     500,000   (4), (9)        0.7%
                     348 East 6400 South, Suite 220
                     Salt Lake City, Utah  84107

       Common        Craig Darling                                  503,450   (5), (9)        0.7%
                     348 East 6400 South, Suite 220
                     Salt Lake City, Utah  84107

       Common        Lee Britton                                    500,000   (6), (9)        0.7%
                     348 East 6400 South, Suite 220
                     Salt Lake City, Utah  84107

       Common        Stephen Cannon                               2,313,500   (7), (9)        3.1%
                     348 East 6400 South, Suite 220
                     Salt Lake City, Utah  84107

       Common        Lynn J. Langford                                31,200   (8), (9)        0.0%
                     348 East 6400 South, Suite 220
                     Salt Lake City, Utah  84107


       Common        All Directors and Executive Officers          3,848,150  (10), (9)       5.0%
                     (5 persons)

* In the case of each security holder listed, assumes exercise of all exercisable options and warrants held by that security holder which can be exercised within 60 days from September 30, 2002.

(1) Includes 12,000,000 shares of Common Stock into which the portion of the Series D Convertible Preferred Stock that is currently convertible or convertible within 60 days may be converted.

(2) Includes 1,800,000 shares as to which Don Marshall, the controlling person of Nautilus, exercises voting control pursuant to a revocable proxy. Excludes 16,554,170 shares of common stock issuable upon conversion of approximately $290,000 owed to Don Marshall that cannot presently be converted because of insufficient authorized capital.

(3) Includes 5,326,500shares of Common Stock that Mr. Levine may acquire on exercise of options. Does not include 36,000 shares of Common Stock that may be acquired on exercise of options that are not currently exercisable or exercisable within 60 days of September 30, 2002. The Company intends to dispute the validity of options to purchase 3,750,000 shares of common stock as having been invalidly issued.

(4) Includes 500,000 shares of Common Stock that Mr. Tesmer may acquire on exercise of options.

(5) Includes 500,000 shares of Common Stock that Mr. Darling may acquire on exercise of options.

(6) Includes 500,000 shares of Common Stock that Mr. Britton may acquire on exercise of options.

(7) Includes 663,500 shares of Common Stock that Mr. Cannon may acquire on exercise of options. Does not include 136,500 shares of Common Stock that may be acquired on exercise of options that are not currently exercisable or exercisable within 60 days of September 30, 2002

(8) Includes 31,200 shares of Common Stock that Mr. Langford may acquire on exercise of options. Does not include 28,500 shares of Common Stock that may be acquired on exercise of options that are not currently exercisable or exercisable within 60 days of September 30, 2002

(9) Includes shares underlying options that cannot be issued upon exercise of options until number of authorized shares of common stock of Company are increased, of which there can be no assurance.

(10) Includes 2,194,700 shares of Common Stock that all Directors and Executive Officers may acquire on exercise of options. Does not include 165,000 shares of Common Stock that may be acquired on exercise of options that are not currently exercisable or exercisable within 60 days of September 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

An agent of the Company, operating in St. Kitts, earns commissions on specific business conducted through merchants that he has introduced to the Company. Commissions paid during the years ended June 30, 2002, 2001 and 2000 were $647,966, $1,627,807 and $0 respectively, and were recorded as cost of sales. The agent also represents DataPro and Carib Venture Partners (CVP) to whom the Company is indebted. During fiscal 2001 the Company created Notes Payable to these entities. At June 30, 2002 and June 30, 2001 the balance on the Note to CVP was $98,665 and $845,223, respectively. It is due in November, 2001 and it earns interest at 14%. The second Note is due DataPro. At June 30, 2002 and June 30, 2001 the balance was $0 and $303,378, respectively. The Note was due in August 2001 and earns interest at 14%.

M2, Inc.

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2"), pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. At the time the Provider Agreement was negotiated and executed, the Company's former interim Chief Executive Officer, who participated in the negotiations, was also employed by an affiliate of M2. His relationship with M2 was disclosed to the other members of the Company's board prior to the board's approval of the Provider Agreement.

Under the Provider Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake City, Utah offices. The initial term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have "Free Cash Flow", as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the

Company (A) in cash within 30 days, or (B) by delivery of a demand note for the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software and the data centers. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary technologies.

As additional consideration for the execution of the Provider Agreement, M2 has agreed to provide $500,000 of debt financing, which is anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing is not complete as of the date of this report, and the financing is not therefore available. There can be no assurance when such financing will be available or whether it will be available at all.


Don Marshall

Nautilus Management, Ltd., is an entity wholly owned by Don Marshall. As of September 30, 2002, Nautilus, and indirectly through Nautilus, Mr. Marshall, beneficially owned in excess of 5% of the Company's issued and outstanding common stock. During the year ended June 30, 2002, Mr. Marshall was paid a total of $140,000 under a consulting agreement with the Company dated October 16, 2001, which consulting agreement was executed as part of a settlement of certain claims of Mr. Marshall against the Company for breach of an earlier consulting agreement and for breach of registration rights he acquired in connection with the Databank transaction.

Also in connection with that same settlement, and the Company issued to Mr. Marshall 3,500,000 shares of common stock and agreed to pay Mr. Marshall $800,000 in quarterly installments (the "Cash Payment"), beginning with the quarter ending December 31, 2001, based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter. DCTI agreed to make all payments by October 2004 with annual interest at 15% accruing beginning in 2003. To assure payment, the Company also executed a confession of judgment that could be entered upon default under the October 16, 2001 Settlement Agreement (the "Settlement Agreement"), in the amount of $7,500,000.

In February 2002, Mr. Marshall asserted that DCTI had defaulted with respect to its obligation to pay the Cash Payment because DCTI failed to remit to him the required quarterly payment after due notice and after the expiration of the cure period specified in the Settlement Agreement. In order to resolve this dispute, DCTI and Mr. Marshall entered into Amendment No. 1 to Settlement Agreement, dated March 18, 2002, pursuant to which, among other things, (i) Mr. Marshall waived any alleged prior default by DCTI with respect to the Cash Payment obligation under the Settlement Agreement, (ii) DCTI paid to Mr. Marshall a concession fee of $136,000, of which $36,000 was paid on March 20, 2002 and $100,000 was paid by delivery to Mr. Marshall of 1,428,571 shares of DCTI's common stock, (iii) the Company and Mr. Marshall agreed to restructure the payment of the Cash Payment so it was payable without interest, at the rate of $3,500 on the fifth day and twentieth day of each month (for an aggregate monthly payment of $7,000) commencing with May 5, 2002 until March 31, 2006, when the balance would be payable in full, (iv) the Company agreed that upon an event of default as defined in the Amendment, which includes defaults in the payment by DCTI of the Cash Payment according to the modified schedule, any unpaid balance of the Cash Payment begins to accrue simple interest at the rate of 1.5% per month until paid in full, and Mr. Marshall may convert all or any portion of the then unpaid balance of the Cash Payment plus any accrued and unpaid interest into shares of DCTI common stock at the lesser of (A) $0.07 per share, or (B) the average closing bid price of DCTI's common stock as quoted on any nationally recognized quotation service for the 20 trading days immediately preceding the date of such conversion.

DCTI failed to pay Mr. Marshall as required on May 5, May 20 and June 5, 2002. Mr. Marshall provided written notice as required by the Amendment Agreement on June 19, 2002, and DCTI failed to cure such default with the time allowed. On June 25, 2002, therefore, an Event of Default occurred. On July 8, 2002, Mr. Marshall notified DCTI that he had converted a total of $525,569.52 of the outstanding cash amount under the Amendment Agreement into 29,946,981 shares of DCTI's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion and therefore he was allowed to convert only $508,044.91 into 28,948,428 shares of common stock. After the conversion, the Company has paid a total of $ 10,500 of the Cash Payment to Mr. Marshall $1,429.40 of which applied to principal and $9,070.60 paid as interest, leaving an unpaid balance as of the date of this report of $290,525.69, which amount continues to be convertible into common stock at Mr. Marshall's option, subject to the available of sufficient authorized and unissued shares of common stock.

SB.com

In connection with the acquisition of SB.com in June 1999, the Company loaned four former SB.com shareholders $500,000 each. These Notes were due at June 30, 2000. The four shareholders have since made claims against the Company that the Company violated the terms of registration rights agreements entered into at the time of the acquisition. While the Company continues to discuss settlement of these claims, management felt it prudent to fully reserve the Notes at June 30, 2001. A reserve of $2,197,596 was recorded at June 30, 2001 for the full value of the Notes, including interest.

An agent of the Company, operating in St. Kitts, earns commissions on specific business conducted through merchants that he has introduced to the Company. The agent also represents DataPro and Carib Venture Partners (CVP) to whom the Company is indebted. During fiscal 2001 the Company created Notes Payable to these entities. At June 30, 2002 and June 30, 2001 the balance on the Note to CVP was $98,665 and $845,223, respectively. It is due in November, 2001 and it earns interest at 14%. The second Note is due DataPro. At June 30, 2002 and June 30, 2001 the balance was $0 and $303,378, respectively. The Note was due in August 2001 and earns interest at 14%.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

         (a)      INDEX TO FINANCIAL STATEMENTS

Title of Documents                                                           Page No.
------------------                                                           --------
DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
Reports of Independent Certified Public Accountants                           F-1

Consolidated Balance Sheets as of June 30, 2002 and 2001                      F-4

Consolidated Statements of Operations for the Years
         Ended June 30, 2002, 2001, and 2000                                  F-6

Consolidated Statements of Preferred Stock and Stockholders' Equity for
         the Years Ended June 30,  2002, 2001, and 2000                       F-8

Consolidated Statements of Cash Flows for the Years
         Ended June 30, 2001, 2000, and 1999                                  F-10

Notes to Consolidated Financial Statements                                    F-12


(b)      CURRENT REPORTS ON FORM 8-K

         On June 28, 2002, the Company filed a current report on Form 8-K reporting various changes in the board of directors and management of the Company.

(c)      EXHIBITS

         The following documents are included as exhibits to this report.

         Exhibits         Exhibit Description                                               Page or Location

         3.1              Amended and restated certificate of incorporation                 (1)
         3.2              By-laws                                                           (1)
         10.1             Lease Agreement                                                   (2)
         10.2             Second Amended and Restated Incentive Plan                        (3)
         10.3             Stock Exchange Agreement with Digital Courier                     (4)
                               International, Inc.
         10.4             Securities Purchase Agreement with Brown Simpson dated November
                              23, 1998 as amended December 2, 1998                          (5)
         10.5             Securities Purchase Agreement with Brown Simpson dated March 3,
                              1999                                                          (6)
         10.6             Agreement with Brown Simpson dated June 7, 1999                   (8)
         10.8             Stock Purchase Agreement with SB.Com, Inc.                        (7)
         10.9             Securities Purchase Agreement with Transaction Systems
                              Architects, Inc.                                              (7)
         10.10            Settlement Services Agreement with St. Kitts Nevis Anguilla       (8)
                              National Bank
         10.11            Transaction Processing Services Agreement with Equifax Card       (8)
                              Services, Inc.
         10.12            Global Master Service Agreement with Global Payment Systems LLC   (8)
         10.13            Form of DataBank Settlement Agreement                             (8)
         10.14            Amendment No. 1 to Settlement and Release Agreement with Don      (9)
                              Marshall dated March 18, 2002
         10.15            Agreement with M2, Inc. dated September 30,  2002
         21.1             Subsidiaries of the Registrant                                    (8)
         99.1             Certification


(1)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 1998.
(2)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.
(3)      Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on January 13, 2000.
(4)      Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special Stockholders meeting to be held on September 16, 1998.
(5)      Incorporated by reference to the Company's Form 8-K filed on December 11, 1998.
(6)      Incorporated by reference to the Company's Form 8-K filed on March 10, 1999.
(7)      Incorporated by reference to the Company's Form 8-K filed on June 21, 1999.
(8)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 2000.
(9)      Incorporated by reference to the Company's Form 8-K filed on March 27, 2002.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Digital Courier Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Digital Courier Technologies, Inc. as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 2002. We have also audited
Schedule II - Valuation and Qualifying Accounts (the Schedule) for each of the two years in the period ended June 30, 2002. These financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Courier Technologies, Inc. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years in the period in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

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

The Company has used certain cash reserves to fund its operations. These cash reserves had previously been set aside as restricted cash to fund merchant reserves. As a result of the use of these funds, the balance in restricted cash is $218,766 less than the Company's liability to merchants for these reserves at June 30, 2002 and this shortfall has increased subsequent to period end. See
Note 2 and Note 13 for a discussion of the funding shortfall.

/s/ BDO Seidman, LLP


San Francisco, California
September 19, 2002, except for Notes 7 and 13, which is as of September 30, 2002



          See accompanying notes to consolidated financial statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Digital Courier Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Digital Courier Technologies, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations of $34,867,900 and $20,353,229 during the years ended June 30, 2000 and 1999, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used $4,097,019 and $7,291,791 of cash during the years ended June 30, 2000, 1999, respectively. Additionally, the Company has a tangible working capital deficit of $4,872,841 as of June 30, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
December 1, 2000


The report of Arthur Andersen LLP ("Arthur Andersen") is a copy of a report previously issued by Arthur Andersen on December 1, 2001. Arthur Andersen has not reissued this audit report in connection with this filing on Form 10-K. After reasonable effort, we have been unable to obtain the consent of Arthur Andersen, our former independent public accountants. Because we have not been able to obtain Arthur Andersen's consent, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated therein.

          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2002 AND 2001

                                     ASSETS

                                                                   2002             2001
                                                              ------------      ------------
CURRENT ASSETS:
   Cash                                                       $     47,492      $    712,264
   Restricted cash                                              10,507,453        31,008,230
   Receivable from payment processor                               146,820         1,154,607
   Deposit with payment processor                                     --           2,067,148
   Current portion of prepaid software license                        --           2,247,684
   Prepaid expenses and other current assets                       366,680           170,262
                                                              ------------      ------------

                Total current assets                            11,068,445        37,360,195
                                                              ------------      ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                 7,471,563         8,353,347
   Furniture, fixtures and leasehold improvements                  391,756           593,416
                                                              ------------      ------------

                                                                 7,863,319         8,946,763
   Less accumulated depreciation and amortization               (6,921,417)       (5,999,889)
                                                              ------------      ------------

                Net property and equipment                         941,902         2,946,874

GOODWILL AND OTHER INTANGIBLE ASSETS, net of
   accumulated amortization of $0 and $54,472,885                     --          15,932,427

PREPAID SOFTWARE LICENSE, net of current portion                      --           3,933,447
                                                              ------------      ------------

                                                              $ 12,010,347      $ 60,172,943
                                                              ============      ============

          See accompanying notes to consolidated financial statements.



                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND 2001 (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   2002              2001
                                                               ------------     -------------

CURRENT LIABILITIES:

   Notes payable (including related party
     notes payable of $98,665 and $1,148,601)                  $     606,719    $   1,656,655
    Current portion of capital lease obligations                      44,674           43,342
   Accounts payable                                                1,673,507          723,067
   Merchant reserves                                              10,726,219       28,074,138
   Accrued merchant payable                                          796,066        2,920,085
   Settlements due to merchants                                       28,572          741,057
   Accrued chargebacks                                             1,882,195        1,727,637
   Due to processor                                                     --          2,484,107
   Deferred revenue                                                     --            486,776
   Other accrued liabilities                                       1,921,696        2,689,339
                                                               -------------    -------------

                Total current liabilities                         17,679,648       41,546,203
                                                               -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                      5,165           49,839

COMMITMENTS  AND  CONTINGENCIES  (Notes  1, 3, 8 and 12)
   Convertible  preferred stock, $10,000 par value;
   2,500,000 shares authorized, 360 shares outstanding
   (liquidation preference of $3,600,000)                          3,600,000        3,600,000

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value; 75,000,000 shares
   authorized,  46,043,019 and 40,044,444 shares
   outstanding, respectively                                           4,604            4,004
   Additional paid-in capital                                    279,980,244      279,355,836
   Warrants outstanding                                            1,363,100        1,363,100
   Stock subscription                                                (12,000)         (12,000)
   Accumulated deficit                                          (290,610,414)    (265,734,039)
                                                               -------------    -------------

                Total stockholders' (deficit) equity              (9,274,466)      14,976,901
                                                               -------------    -------------

                                                               $  12,010,347    $  60,172,943
                                                               =============    =============

          See accompanying notes to consolidated financial statements.



                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                                                            2002               2001            2000
                                                        -------------    -------------    -------------
REVENUE                                                 $  16,064,228    $  34,448,596    $  25,819,883

COST OF REVENUE                                            10,005,401       22,565,355       16,509,887
                                                        -------------    -------------    -------------

                Gross margin                                6,058,827       11,883,241        9,309,996
                                                        -------------    -------------    -------------

OPERATING EXPENSES:
   Selling, general and administrative
     (includes  $160,000, $960,475, and
     $1,598,943, respectively of stock-based expense)       5,665,932       14,677,885       13,975,006

   Research and development (includes
     $0, ($363,954), and $397,426, respectively of
     stock-based expense)                                     520,222        1,009,282        2,475,610
   Depreciation and amortization                            7,905,610       34,228,504       33,687,849
   Chargebacks and fines                                      520,000        4,708,739        3,144,686
   Impairment write-down of goodwill                       12,135,383      156,123,113             --
   Write-down of prepaid software                           3,933,447             --               --
                                                        -------------    -------------    -------------

                Total operating expenses                   30,680,594      210,747,523       53,283,151
                                                        -------------    -------------    -------------

OPERATING LOSS                                            (24,621,767)    (198,864,282)     (43,973,155)
                                                        -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest and other income                                   43,851          697,951          500,941
   Gain on sale of CommTouch stock                               --               --          8,636,575
   Gain on return of common shares                               --          3,109,544             --
   Loss on sale of assets                                    (166,541)         (66,923)            --
   Interest expense                                          (131,918)        (211,827)        (366,137)
   Other expense                                                 --             (9,666)         (35,600)
                                                        -------------    -------------    -------------

                Net other income (expense)                   (254,608)       3,519,079        8,735,779
                                                        -------------    -------------    -------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS      (24,876,375)    (195,345,203)     (35,237,376)
INCOME TAX BENEFIT                                               --               --            369,476
                                                        -------------    -------------    -------------
LOSS FROM CONTINUING OPERATIONS                           (24,876,375)    (195,345,203)     (34,867,900)
                                                        -------------    -------------    -------------



          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000 (Continued)


                                                                           2002               2001              2000
                                                                      -----------------   -------------    -------------
DISCONTINUED OPERATIONS:
   Loss from operations of discontinued WeatherLabs
     operations, net of income tax benefit of $161,167                             --              --      $    (268,612)
   Gain on sale of WeatherLabs operations, net of income
     tax provision of $530,643                                                     --              --            884,404
                                                                      -----------------   -------------    -------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                         --              --            615,792
                                                                      -----------------   -------------    -------------
NET LOSS                                                                    (24,876,375)   (195,345,203)     (34,252,108)
                                                                      -----------------   -------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON  SHAREHOLDERS                         $     (24,876,375)  $(195,345,203)   $ (34,252,108)
                                                                      =================   =============    =============

NET INCOME (LOSS) PER COMMON SHARE:

Basic and diluted -
   Loss from continuing operations                                    $           (0.57)          (4.58)           (0.95)
                                                                      =================   =============    =============

   Income (loss) from discontinued operations                         $            --              --               0.01
                                                                      =================   =============    =============

   Net loss                                                           $           (0.57)          (4.58)           (0.94)
                                                                      =================   =============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   43,591,385      42,684,821       36,582,662
                                                                      =================   =============    =============

          See accompanying notes to consolidated financial statements.


               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED JUNE 30, 2002, 2001AND 2000
                                 (SPLIT TABLE)

                                                                                                      Additional
                                               Preferred Stock(a)            Common Stock                Paid-in
                                            Shares       Amount         Shares        Amount            Capital
                                     -------------   -----------   -------------    -------------    -------------

BALANCE, July 1, 1999                          360   $3,600,0000      18,557,390    $       1,856    $  72,759,439
Issuance of common stock  to
   acquire DataBank
   International, Ltd.                        --            --        28,027,500            2,802      196,754,247
Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                        --            --           600,000               60        4,837,740
Exercise of stock options                     --            --           826,604               83        4,355,145
Acquisition of shares in cashless
   exercise of stock options                  --                        (360,428)             (36)      (2,471,103)
Compensation expense in
   connection with outstanding
   options                                    --            --              --               --            649,300

Issuance of common stock upon the
   exercise of warrants                       --            --            25,000                2           71,873
Issuance of common stock in
   settlement with former employee            --            --             6,000                1           61,499
Net loss                                      --            --             --               --               --
                                     -------------   -----------   -------------    -------------    -------------
BALANCE, June 30, 2000                         360   $3,600,0000      47,682,066    $       4,768    $ 277,018,140
Compensation expense in
   connection with outstanding
   options                                    --            --              --               --            246,476

Issuance of common stock upon the
   exercise of warrants                       --            --         1,000,000              100        5,199,900
Return of Shares                              --            --        (8,637,622)            (864)      (3,108,680)
Net loss                                      --            --              --               --               --

                                     -------------   -----------   -------------    -------------    -------------
BALANCE, June 30, 2001                         360   $3,600,0000      40,044,444    $       4,004    $ 279,355,836
Compensation expense in
   connection with outstanding
   options                                    --           --               --               --             75,000
Issuance of common stock
   To Brown Simpson                           --           --          1,000,000              100           99,900
Issuance of common stock in
   settlement with shareholder                --           --          3,570,000              357          349,650
Issuance of common stock to board
   members upon conversion of
   series B preferred stock, net              --           --                  4                1             --
Issuance of common stock in
   settlement with shareholder                --           --          1,428,571              142           99,858
Net loss                                      --                            --               --               --
                                     -------------   -----------   -------------    -------------    -------------
BALANCE, June 30, 2002                         360   $3,600,000       46,043,019    $       4,604    $ 279,980,244
                                     =============   ===========   =============    =============    =============

(a) Incluces Preferred Classes A, B, and D. See Note 8.

          See accompanying notes to consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED JUNE 30, 2002, 2001AND 2000
                                 (SPLIT TABLE, Continued)


                                                        Stock Sub-
                                         Warrants      Subscriptions    Accumulated
                                        Outstanding      Receivable       Deficit
                                      -------------    -------------    -------------
BALANCE, July 1, 1999                 $   1,363,100          (12,000)     (36,136,728)
Issuance of common stock  to
   acquire DataBank
   International, Ltd.                         --               --               --
Issuance of common stock  to
   acquire CaribCommerce
   International, Ltd.                         --               --               --
Exercise of stock options                      --               --               --
Acquisition of shares in cashless
   exercise of stock options                   --               --               --
Compensation expense in
   connection with outstanding
   options                                     --               --               --

Issuance of common stock upon the
   exercise of warrants                        --               --               --
Issuance of common stock in
   settlement with former employee             --               --               --
Net loss                                       --               --        (34,252,108)
                                      -------------    -------------    -------------
BALANCE, June 30, 2000                $   1,363,100    $     (12,000)     (70,388,836)
Compensation expense in
   connection with outstanding
   options                                     --               --               --

Issuance of common stock upon the
   exercise of warrants                        --               --               --
Return of Shares                               --               --               --
Net loss                                       --               --       (195,345,203)

                                      -------------    -------------    -------------
BALANCE, June 30, 2001                $   1,363,100    $     (12,000)    (265,734,039)
Compensation expense in
   connection with outstanding
   options                                     --               --               --
Issuance of common stock
   To Brown Simpson                            --               --               --
Issuance of common stock in
   settlement with shareholder                 --               --               --
Issuance of common stock to board
   members upon conversion of
   series B preferred stock, net               --               --               --
Issuance of common stock in
   settlement with shareholder                 --               --               --
Net loss                                       --               --        (24,876,375)
                                      -------------    -------------    -------------
BALANCE, June 30, 2002                $   1,363,100    $     (12,000)   $(290,610,414)
                                      =============    =============    =============

          See accompanying notes to consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED JUNE 30, 2002, 2001AND 2000

                           Increase (Decrease) in Cash

                                                                                2002            2001             2000
                                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (24,876,375)   $(195,345,203)   $ (34,252,108)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                             7,905,610       34,228,503       33,687,849
    Provision for doubtful accounts - notes receivable                             --          2,197,596             --
    Loss from impairment write-down of goodwill                              12,135,383      156,123,113             --
    Loss from write-down of prepaid software                                  3,933,447             --               --
    Gain on return of common shares                                                --         (3,109,544)            --
        Gain on sale of CommTouch stock                                            --               --         (8,636,575)
    Gain of sale of WeatherLabs operations                                         --               --         (1,415,047)
    Non-cash expense related to the issuance of stock and stock options         160,000          246,476        1,996,369
    Other                                                                       100,000             --               --
    Loss related to MasterCoin assets                                              --               --            802,500
    Loss on sale of assets                                                      166,541           66,923             --
    Changes in operating assets and liabilities, net of effect of acquisitions and dispositions-
         Restricted cash                                                     20,500,777      (24,608,230)      (6,400,000)
         Receivable from payment processor                                    1,007,787        4,160,048       (4,903,341)
         Trade accounts receivable                                                 --          2,693,663       (2,145,617)
         Deposit with payment processor                                       2,067,148          432,852       (2,500,000)
         Other receivables                                                     (196,418)         155,216          856,000
         Prepaid software license                                                  --               --         (1,596,544)
         Other current assets                                                      --               --           (135,556)
         Net current assets of discontinued operations                             --               --           (550,947)
         Other assets                                                              --           (151,131)         314,969
         Accounts payable                                                       950,440       (2,220,008)       4,057,222
         Accrued merchant payable                                            (2,124,019)         797,820        2,122,265
         Software license payable                                                  --         (2,500,000)       2,500,000
         Merchant reserves                                                  (17,347,919)      13,756,703       14,317,435
         Due to processor                                                    (2,484,107)       2,484,107             --
         Settlements due to merchants                                          (712,485)        (755,967)       1,497,024
         Accrued chargebacks                                                    154,558         (107,487)       1,835,124
         Deferred revenue                                                      (486,776)         255,000          231,776
         Accrued liabilities                                                   (402,636)       1,569,362         (362,382)
                                                                          -------------    -------------    -------------

             Net cash provided by (used in) operating activities                450,956       (9,630,188)       1,320,416
                                                                          -------------    -------------    -------------

          See accompanying notes to consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED JUNE 30, 2002, 2001AND 2000 (Continued)

                           Increase (Decrease) in Cash


                                                                           2002             2001             2000
                                                                       -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepayment of software license                                     $        --      $        --      $  (4,689,000)
   Purchase of property and equipment                                       (23,893)        (907,268)      (3,461,969)
   Purchase of intangible                                                      --               --           (700,000)
   Payments associated with acquisitions                                       --               --           (150,000)
   Proceeds from sale of CommTouch stock                                       --               --          9,386,575
   Net proceeds from sale of WeatherLabs operations                            --               --          3,570,093
   Net proceeds from sale of assets                                           1,443           26,853             --
   Net cash acquired in acquisitions                                           --               --            428,096
   Change in net long-term assets of discontinued operations                   --               --            670,300
                                                                      -------------    -------------    -------------

                Net cash provided by (used in) investing activities         (22,450)        (880,415)       5,054,095
                                                                      -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common and preferred stock                    --          5,200,000           71,876
   Net proceeds from exercise of stock options                                 --               --            598,518
   Principal payments on capital lease obligations                          (43,342)        (347,156)      (1,082,874)
   Principal payments on borrowings                                      (1,049,936)      (1,012,750)        (960,614)
                                                                      -------------    -------------    -------------

                Net cash provided by (used in) financing activities      (1,093,278)       3,840,094       (1,373,094)
                                                                      -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                            (664,772)      (6,670,509)       5,001,417
CASH AT BEGINNING OF YEAR                                                   712,264        7,382,773        2,381,356
                                                                      -------------    -------------    -------------

CASH AT END OF YEAR                                                   $      47,492    $     712,264    $   7,382,773
                                                                      =============    =============    =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                             $     113,365    $     189,736    $     214,785

   Noncash investing and financing activities consist of the following:
-  Issuance of 28,027,500 shares of common stock with a fair value of                                   $ 201,594,849
   $196,757,049 to acquire DataBank and 600,000 shares of common stock with a fair value of $4,837,800 to acquire CaribCommerce (See Note 3).
-  In May 2001, several agreements with a software licensor,  ACI, were amended.
   A distribution agreement was modified such that the remaining future payments of $4,800,000 were cancelled.  Additionally, a consulting agreement requiring payment of  $2,000,000 to ACI was  cancelled,  and other amounts due ACI were consolidated into a Note Payable for $667,406. (see Note 4).



          See accompanying notes to consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF THE COMPANY

Organization and Principles of Consolidation


Digital Courier Technologies, Inc. was originally incorporated under Delaware law on May 16, 1985 under the name DataMark Holding, Inc. On January 8, 1997, the Company acquired the stock of Sisna, Inc. ("Sisna"). During fiscal 1998, the Company acquired the stock of Digital Courier Technologies, Inc. a California corporation, Books Now, Inc. ("Books Now") and WeatherLabs Technologies, Inc. ("WeatherLabs"). During fiscal 1999, the Company acquired the stock of Access Services, Inc. ("Access Services"), the stock of SB.com, Inc. ("SB.com") and Digital Courier International, Inc. ("DCII"). During fiscal 2000, the Company acquired the stock of DataBank International, Ltd. ("DataBank"), the stock of CaribCommerce, Ltd. ("CaribCommerce") and the assets of various entities referred to jointly as "MasterCoin". These acquisitions have been accounted for as purchases with the results of operations of the acquired entities being included in the accompanying consolidated financial statements from the dates of the acquisitions.

In fiscal 1998, the Company sold its direct mail advertising operations to Focus Direct, Inc. ("Focus Direct") and sold the stock of Sisna acquired in January 1997 back to Sisna's former majority shareholder.

In fiscal 1999, the Company sold a portion of the assets related to the Company's Internet-related business branded under the "WorldNow" and "WorldNow Online Network" marks to Gannaway Web Holdings, LLC ("Gannaway"). These assets related primarily to the Company's national Internet-based network of local television stations. Additionally, in May 1999 the Company sold certain assets of Books Now and the Company's Videos Now operations to ClickSmart.com.

In fiscal 2000, the Company sold its WeatherLabs operations to Landmark Communications, Inc. The accompanying consolidated financial statements have been retroactively restated to present the direct mail advertising operations, Sisna's Internet service operations and the WeatherLabs operations as discontinued operations.

During fiscal 1999, as a result of internal development and the acquisitions of Access Services, SB.com and DCII, the Company began to provide credit card processing solutions for merchants and financial institutions. The Company's credit card processing services were expanded during fiscal 2000 with the acquisitions of DataBank, CaribCommerce and MasterCoin. At present the Company's operations are all focused on e-payment processing.

DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Operations and Related Risks

The Company currently provides advanced e-payment services for businesses, merchants, and financial institutions. The Company's services have introduced to the marketplace a secure and cost-effective system for credit card processing and merchant account management. In fiscal 2002, 2001 and 2000, our revenues were derived primarily from processing payments for the Internet gaming and e-tailing industries.

The Company had three customers who individually accounted for more than 10% of the Company's revenue for the year ended June 30, 2002: Digital Services whose revenue was approximately 37%, Web Players whose revenue constituted approximately 12% and Packet Communications whose revenues constituted approximately 10%.

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

As reflected in the accompanying consolidated financial statements, the Company has incurred losses from continuing operations of $24,876,375, $195,345,203, and $34,867,900 in fiscal 2002, 2001, and 2000, respectively. The Company's operating activities, excluding cash retained for merchant reserves, used cash of $4,769,050 during the year ended June 30, 2002, provided $788,487 of cash during the year ended June 30, 2001 and used $4,097,019 of cash during the years ended June 30, 2000. Additionally, the Company had a tangible working capital deficit of $6,611,203 as of June 30, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Management projects that there will be sufficient cash flows from operating and financing activities during the next twelve months to provide capital for the Company to sustain its operations. As discussed in subsequent events below, the Company has entered into a new relationship with M2 Systems Corporation. As part of this new relationship, management expects to obtain new processing relationships and new fee revenue. However, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

The report of independent public accountants on our consolidated financial statements as of and for the year ended June 30, 2002 includes an explanatory paragraph, where they expressed substantial doubt with respect to the Company's ability to continue as a going concern.

Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing, our ability to successfully defend litigation against us, and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to us or at all. If it is available, it could necessitate the issuance of additional shares or series of preferred stock (discussed below) with rights that are senior to those of our common stockholders or holders of shares of the Company's preferred stock. If adequate funds are not available or are not available on acceptable terms, our growth may be limited and we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures. We may issue common stock or debt or equity securities convertible into shares of common stock to obtain additional financing if required. Any additional financing would likely result in substantial dilution to current holders of our common stock. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining bank or similar debt financing. Failure to obtain adequate financing would have a material adverse effect on the Company and could result in cessation of the Company's business or require the Company to seek protection under bankruptcy laws. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


     Computer and office equipment                          3 - 5 years
     Furniture, fixtures and leasehold
       Improvements                                         5 - 7 years


When property and equipment are retired or otherwise disposed of, the book value is removed from the asset and related accumulated depreciation and amortization accounts, and the net gain or loss is included in the determination of net income or loss.

Other Assets


As of June 30, 2002 and 2001, other assets consist of the following:

                                                                                 2002            2001
                                                                              -----------    -----------
      Notes  receivable  from  prior  shareholders  of  SB.com,
        face  value  of $2,000,000 discounted at 10% (see discussion below)   $ 1,987,596    $ 1,987,596
      Interest receivable on above listed notes receivable                        210,000        210,000
      Reserve for notes and interest receivable                                (2,197,596)    (2,197,596)
                                                                              -----------    -----------
                                                                              $      --      $      --
                                                                              ===========    ===========


As discussed in Note 3, in connection with the acquisition of SB.com, the Company loaned $500,000 to each of four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, are unsecured, and were due at the earlier of June 30, 2001 or from the proceeds from the sale of DCTI common stock held by the individuals. Since the stated interest rate on the notes of 6 percent was less than the current market interest rate at the inception of the notes, the notes have been discounted using a 10 percent interest rate. The notes remain outstanding at September 30, 2002 pending resolution of registration rights claims made by the Noteholders as discussed further in Note
8. Management will aggressively pursue collection of the notes, however, it was considered prudent to fully reserve the amounts due in the quarter ended June 30, 2001. A reserve of $2,197,596 was recorded as a write-off at that time.

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

During fiscal 2001 the Company analyzed the goodwill associated with all of the acquisitions discussed in this report. At December 31, 2000 the Company recorded an impairment writeoff of goodwill of $142,000,000. The unamortized goodwill written off included $6,359,338 associated with the acquisition of DCII, $1,412,071 associated with the acquisition of Access Services and $134,228,591 associated with the acquisition of DataBank. At March 31, 2001 the Company recorded an impairment write-off of goodwill of $3,429,113 associated with the CaribCommerce acquisition. At June 30, 2001 the Company recorded an additional $10,694,000 impairment writeoff associated with the remaining unamortized goodwill of the DataBank and SB.Com acquisitions, $6,494,142 related to DataBank and $4,199,858 related to SB.Com. At March 31, 2002, the remaining unamortized value of goodwill of $12,135,383 and at June 30, 2002, the remaining unamortized value of prepaid software of $3,933,447 were written off due to uncertainty at the time of future cashflows and the ability of the Company to continue as a going concern.

Fair Value of Financial Instruments

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of the Company's notes payable also approximate fair value based on current rates for similar debt.

Merchant Reserves and Restricted Cash

DCTI, in partnership with banks that are members of Visa and MasterCard ("Member Banks"), provides bankcard and processing services to merchants. Merchants enter into an agreement which allows both DCTI and the Member Banks to 1) terminate processing; 2) debit a merchant's bank account for chargebacks and fines without notice; 3) require cash collateral or other deposits; 4) withhold merchant funds to be held as reserves; 5) report to credit reporting agencies; and 6) increase fees. A separate agreement between DCTI and the Member Banks provides that all merchant funds are to be held in an account at the Member Banks to be released at DCTI's direction. In addition, such agreement may require DCTI to post collateral or deposits to cover any unfunded merchant liability. As of June 30, 2002 and 2001, the Company has withheld $10,726,219 and $28,074,138, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at June 30, 2002 and June 30, 2001, respectively. The Company maintains restricted cash balances to fund the reserve liabilities. At June 30, 2002, the liabilities were under funded by $218,766. The under funding at year end occurred as a result of a partner bank transferring funds from reserve accounts held at their institution to the Company in recovery of negative merchant settlement amounts that had already been recovered from subsequent positive settlement for the related merchants. These funds were used by the Company in daily operations. See discussion in Note 13 Subsequent Events. An additional $2,067,148 was held as a deposit at a credit card processor at June 30, 2001.

In addition to reserves held by the Company, partner bank and processors hold reserves for the Company's merchants totaling $1,327,934 at June 30, 2002.

Other Accrued Liabilities

As of June 30, 2002 and 2001, other accrued liabilities consist of the following:


                                                               2002              2001
                                                        ---------------------------------
Accrued Settlement to Shareholder, (See Note 13)            $  946,500       $ 1,447,500

Accrued Severance                                              131,250           143,750

Accrued Legal Expense                                           15,000           245,000

Accrued Mastercoin portfolio costs                              50,000            50,000

Accrued Payroll                                                 54,382            98,078

Accrued Interest Payable                                        40,644            22,091

Accrued Vacation Payable                                        39,468            61,709

Other                                                          644,452           621,211

                                                        ---------------------------------
                                                           $ 1,921,696       $ 2,689,339
                                                        =================================

Credit Card Chargebacks and Fines

During fiscal 2002, 2001 and 2000, the Company experienced $520,000, $4,708,739 and $3,144,686, respectively, of credit card chargebacks related to fraudulent merchant transactions and fines from Visa and Mastercard. The Company's arrangements with its merchants and agents provide for the recovery of chargebacks from the merchant and/or the agents. Management intends to pursue recovery of the chargebacks; however, due to the lack of any historical experience and other factors the potential recovery is not estimable. Accordingly, the Company has expensed the full amount of the chargebacks. Management does not anticipate any additional significant chargebacks in excess of merchant reserves. However, actual results could differ materially from these estimates.

Revenue Recognition

Substantially all of our revenues are derived from processing credit card transactions. Our revenue is earned and recognized as each transaction is processed.

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

Options to purchase 4,142,444, 4,251,224, and 3,583,550 shares of common stock at weighted average exercise prices of $0.14, $2.69, and $6.19 per share were outstanding as of June 30, 2002, 2001, and 2000, respectively, warrants to purchase, 490,000, 1,990,000, and 2,990,000 shares of common stock at weighted average exercise prices of $10.02, $7.20, and $6.53 per share as of June 30, 2002, 2001, and 2000, respectively, and 360 shares of Series D preferred stock convertible to 11,999,880 shares of common stock at $3.33 per share at June 30 2002 and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at June 30, 2001, and 2000 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that an entity recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that entities reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that entities no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires entities to complete a transitional goodwill impairment test six months from the date of adoption. Entities are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, all goodwill had been written down to zero. During the year ended June 30, 2002, amortization expense, which had been recorded prior to the writedown, was $3,797,044. As the carrying value of goodwill is zero, the adoption of the new standard will not have a material impact on the results of the Company's operations or financial position.

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which is effective for fiscal years beginning after December 15, 2001, superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previous reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company does not expect this statement to have a material impact on its financial position or results of operations upon adoption.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS
No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.


Reclassifications

Certain reclassifications have been made to the previous years' consolidated financial statements to be consistent with the fiscal 2002 presentation.

(3) ACQUISITIONS AND DISPOSITIONS

DataBank International, Ltd.

As approved by the stockholders of the Company at a special stockholders' meeting on October 5, 1999, the Company acquired all of the outstanding stock of DataBank International, Ltd., a credit card processing company organized under the laws of St. Kitts. On that date the shareholders of DataBank were issued 16,600,000 shares of the Company's common stock valued at $88,195,800 (based on the quoted market price of the Company's common stock on the date the Company and DataBank entered into the merger agreement). If DataBank met certain performance criteria, as defined in the acquisition documents, the Company would be required to issue up to an additional 13,060,000 shares of common stock to the former shareholders of DataBank. The acquisition of DataBank has been accounted for as a purchase and the results of operations of DataBank are included in the accompanying consolidated financial statements since the date of acquisition. The tangible assets acquired included $515,674 of cash, $411,313 of receivables, and $185,000 of equipment. Expenses incurred in connection with the acquisition were $87,577. Liabilities assumed consisted of $1,820,096 of accounts payable and accrued liabilities.

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

During the quarter ended December 31, 2000, the Company assessed the realizability of the recorded goodwill and as further discussed in Note 2, $134,228,591 was written off as impaired. At June 30,2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded an additional writedown of $6,494,142. At March 31, 2002, the Company assessed the realizability of the remaining goodwill under current business conditions and wrote off the remaining balance at that time of $7,442,522.

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

The merchant portfolio was acquired through a Portfolio Purchase and Sale Agreement with the sellers who had developed and acquired the merchant portfolio of MasterCoin of Nevis, Inc. and MasterCoin Inc. in exchange for $700,000 in cash. The Company acquired all rights, title and interests in and to the portfolio. The Company paid $400,000 at closing with the remaining $300,000 payable subject to the performance of the portfolio. Payments of $250,000 had been made through June 30, 2002. The remaining $50,000 is included in accrued liabilities in the accompanying June 30, 2002 balance sheet. The portfolio is currently generating revenues for the Company.

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

SB.com, Inc.

Effective June 1, 1999, the Company acquired all of the outstanding stock of SB.com, a credit card transaction processing company. The shareholders of SB.com were issued 2,840,000 shares of the Company's common stock valued at $17,838,040 (based on the quoted market price of the Company's common stock on the date of the acquisition). The acquisition of SB.com has been accounted for as a purchase and the results of operations of SB.com are included in the accompanying consolidated financial statements since the date of acquisition. The former shareholders of SB.com retained all tangible assets and liabilities existing at the date of acquisition. Accordingly, the purchase price of $17,838,040 has been recorded as goodwill and is being amortized over a period of 5 years. As discussed in Note 2, in connection with the acquisition of SB.com, the Company made loans of $500,000 each to four of SB.com's prior shareholders. The notes receivable bear interest at 6 percent, which was less than the current market interest rate. The notes have been discounted using a 10 percent interest rate and the difference between the discounted value of $1,851,240 and the $2,000,000 face value of the notes amounting to $148,760 has been recorded as additional purchase price. At June 30,2001, the Company assessed the realizability of the remaining goodwill under current business conditions and recorded a writedown of $4,199,858. At March 31, 2002, the Company assessed the realizability of the remaining goodwill under current business conditions and wrote off the remaining balance at that time of $4,692,860.

Effective October 31, 1999, the Company entered into an Asset Purchase Agreement with WL Acquisition Corporation, a wholly owned subsidiary of Landmark Communications, Inc. Pursuant to the agreement, the Company exchanged the assets of its WeatherLabs subsidiary for $3,383,000 in cash. The assets sold by the Company consisted of $192,950 of accounts receivable, $879,305 of prepaid advertising, $126,290 of equipment, and certain intangibles represented by goodwill of $1,189,057. Liabilities including $132,556 of deferred income and $100,000 of notes payable were assumed by the purchaser. The Company recorded the resulting gain of $1,415,047 from this sale as discontinued operations during the year ended June 30, 2000. The WeatherLabs operations have been reclassified as discontinued operations for all periods presented in the accompanying financial statements.

(4) SOFTWARE LICENSE AGREEMENT and Distribution Agreement

On March 25, 1999, the Company entered into a 60 month software license agreement with ACI Worldwide, Inc. ("ACI") for ACI's BASE24(R) software which was being used to enhance the Company's Internet-based platforms that offer secure payments processing for business-to-consumer electronic commerce. At the time of this transaction and through September 17, 2001, the Company and ACI had a mutual director. Pursuant to the agreement, the Company agreed to pay ACI $5,941,218 during the life of the contract. The Company made a payment upon signing the contract of $591,218 and was scheduled to make equal payments at the beginning of each quarter totaling $1,000,000 for calendar year 2000, $1,200,000 for calendar year 2001, $1,400,000 for calendar year 2002, $1,400,000 for calendar year 2003 and a final payment of $350,000 on January 1, 2004.

On June 14, 1999, Transactions Systems Architects, Inc. ("TSAI"), the parent of ACI, purchased 1,250,000 shares of the Company's common stock and warrants to purchase an additional 1,000,000 shares of the Company's common stock in exchange for $6,500,000. As part of the securities purchase agreement, the Company agreed to amend the software license agreement with ACI. Pursuant to the amended software license agreement, the Company agreed to immediately pay ACI the discounted future payments under the original agreement, which amounted to $3,888,453. The amounts paid under the agreement have been recorded as prepaid software license in the accompanying consolidated financial statements and are being expensed ratably over the term of the agreement. During the quarter ended June 30, 2002, we stopped using ACI's Base 24 Software in our operations. While we hope to incorporate this software into payment processing arrangements with future customers, we currently do not have any commitments for its usage. As such, we have assessed its fair value to be zero and have written off the remaining carrying value at June 30, 2002. In July 2000, TSAI exercised all of its warrants for a total exercise price of $5,200,000.

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

On June 3, 1999, the Company entered into a three year agreement with ACI to distribute the Company's e-commerce products. As consideration for this agreement ACI paid the Company a non-refundable deposit of $700,000. ACI was to pay the Company license fees of 40% of the fees paid ACI until the Company receives $800,000, 35% of the fees paid ACI until the Company receives $1,500,000; and 30% of the fees paid ACI thereafter. On April 1, 2000, the distribution agreement was amended extending the term to six years and providing a guarantee to the Company of an additional $6,000,000 payable in annual installments of $1,200,000 on September 1, 2000 through September 1, 2004. In May 2001,as described below, the terms of this agreement were amended. The result was to cancel the remaining four annual installments of $1,200,000 and to have the agreement expire on June 30, 2002. The Company recognized revenue from this agreement ratably over its term. For the years ended June 30, 2002, 2001 and 2000 the Company recognized revenue of $486,776, $945,000 and $468,224 respectively under the agreement.

In May 2001, the various agreements with ACI were amended. The distribution agreement was modified such that an exclusivity clause granted ACI was cancelled, the rate at which the Company earns fees was reduced to 10% of the amounts received by ACI and the remaining future payments of $4,800,000 were cancelled. Additionally, a consulting agreement requiring payment of $2,000,000 to ACI was cancelled, a service agreement with various guaranteed payments due ACI was cancelled and other amounts due ACI were consolidated into a Note
Payable for $667,406. The Note is payable in monthly installments over twelve months from April 1, 2001 and requires interest at Prime.

5)       NOTES PAYABLE

Notes payable at June 30, 2002 and 2001 consist of the following:

                                                                         2002                   2001
                                                                    --------------         ---------------
           Note payable to entity affiliated with
               Company stockholder bearing interest at
               14%, maturing in November 2001 and
               collateralized by certain of the Company's
               restricted cash balances                             $     98,665           $     845,223
             Note payable to ACI bearing interest at the
               prime rate (4.75% at June 30, 2002) and
               originally maturing in March 2002, and now
               payable on demand                                         508,054                 508,054
             Note payable to entity affiliated with a
               Company stockholder bearing interest at
               14%, maturing in August 2001 and
               collateralized by certain of the Company's
               restricted cash balances                                    --                    303,378
                                                                    --------------         ---------------
                                                                    $    606,719           $   1,656,655
                                                                    ==============         ===============



(6) INCOME TAXES

The components of the net deferred income tax asset as of June 30, 2002 and 2001 are as follows:

                                                       2002             2001
                                                   ------------    ------------
Net operating loss carryforwards                   $ 17,948,000    $ 10,053,000
Reserves and accruals                                 1,838,000       3,320,000
Software license amortization                         1,545,000            --
Stock-based compensation                                552,000            --
                                                   ------------    ------------

                Total deferred income tax assets     21,883,000      13,373,000

Valuation allowance                                 (21,883,000)    (13,373,000)
                                                   ------------    ------------

                Net deferred income tax asset      $       --      $       --
                                                   ============    ============

As of June 30, 2002, the Company had net operating loss carryforwards for federal income tax reporting purposes of approximately $45,700,000. For federal income tax purposes, utilization of these carryforwards is limited if the Company has had more than a 50 percent change in ownership (as defined by the Internal Revenue Code) or, under certain conditions, if such a change occurs in the future. The tax net operating losses will expire from 2010 through 2022.

No benefit for income taxes was recorded during fiscal 2002 and fiscal 2001. The income tax benefit recorded for fiscal 2000 of $369,476 was limited to the income tax provisions recorded on income from discontinued operations. As discussed in Note 1, certain risks exist with respect to the Company's future profitability, and accordingly, management has recorded a valuation allowance against the entire net deferred income tax asset. The following is a reconciliation of income taxes determined by applying statutory rates to income taxes reported:

    Year ended June 30:                        2002           2001           2000
                                          ------------    ------------    ---------
Federal taxes                             $ (8,458,000)   $(65,925,000)   $    --
State taxes, net of federal tax benefit     (1,313,000)    (10,238,000)        --
Permanent differences (mostly
    amortization of goodwill)                6,262,000      72,525,000         --
Change in valuation allowance                8,511,000       3,778,000         --

Adjustments of estimated tax loss
    carryforward to actual                  (5,148,000)           --           --

Other                                          146,000        (140,000)        --
                                          ------------    ------------    ---------
                                          $       --              --           --
                                          ============    ============    =========

For the year ended June 30, 2000, the effective rate on income taxes was less than the federal statutory rate primarily because of the change in the valuation allowance.

(7) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities and equipment used in its operations under operating lease arrangements. Commitments for minimum rentals under noncancelable leases as of June 30, 2002 are as follows, net of sublease rentals:

                                                                      Minimum           Minimum
                                                                      Capital          Operating
                                                                       Lease             Lease
                             Year Ending June 30,                     Payments          Rentals
               -------------------------------------------------- ----------------- ----------------
                                     2003                                49,222             166,819
                                     2004                                 5,188             130,602
                                     2005                                    --              25,817
                                                                                    ----------------
                Total minimum lease payments                           $ 54,310      $      323,238
                                                                                    ================
                Less amount representing interest                        (4,471)
                                                                  -----------------
                Present value of net minimum lease payments,
                    including current portion of $44,674
                                                                      $   49,839
                                                                  =================


The  Company  incurred  rent  expense of  $287,140,  $474,154,  and  $816,242 in
connection   with  its  operating   leases  in  fiscal  2002,   2001  and  2000,
respectively.

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

Bank Commitment

On June 6, 2000, the Company entered into an agreement with the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") whereby the Company would provide SKNANB with services relating to credit card processing. These services include fraud screening, pre- and post- authorization, fraud and loss prevention, technical services and the right to refer merchants to be considered by SKNANB for inclusion in their processing program. During the 4th quarter of fiscal 2002 this agreement was amended in discussions with SKNANB. As amended, the agreement with SKNANB now provides for the Company to receive a "buy rate" from SKNANB for all settlement services. The Company negotiates with its merchants as to the rate it charges for processing services, and is charged a "buy rate" by SKNANB for the settlement services required. As amended, the agreement does not contain any minimum purchase or processing commitment. The amended understanding is documented in a letter from SKNANB outlining the details of the "buy rate".

Legal Matters

On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company believes the lawsuit is without merit and intends to answer the Allstate complaint and otherwise vigorously defend the litigation.

On April 22, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint against the Company in Los Angeles County Superior Court alleging that the
Company failed to provide certain information in response to requests for information and, as a result, Equifax labeled Cybernet an excessive chargeback merchant and listed it on the MasterCard International's Terminated Merchant File, making card-acquiring banks, credit card processors, as well as Visa and MasterCard, reluctant to do business with Cybernet. Cybernet also alleges that in September 2001, Visa fined it for excessive chargebacks, despite an agreement with the Company that it was to get a three-month grace period during which Visa would not impose any fines. Cybernet further alleges that the Company erroneously processed through the MasterCard and Visa systems credit card transactions originated by other Internet merchants not affiliated with Cybernet and that, as a result, MasterCard fined it $1.2 million and St. Kitts Bank placed a hold on its merchant account. Finally, Cybernet alleges that the Company improperly collected certain transaction fees. Cybernet's complaint purports to state claims for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment and interference with economic relations. In July 2002, the Company answered Cybernet's complaint. The Company intends to vigorously defend this action.

On April 15, 2002, the Bank of Nevis International Limited ("Bank") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement ("Agreement"). In particular, the Bank of Nevis alleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the Agreement by
(1) failing to pay processing fees due under the Agreement (2) negligently instructing the Bank to make refunds to merchants; (3) instructing the Bank to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss the Bank may suffer; (5) not having proper or effective software to manage credit card transactions; (6) delaying in instructing the Bank to make payments; (7) not carrying out proper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to the Bank; and (10) failing to provide timely instructions to the Bank. The claim also alleges that the Company and DataBank breached an agreement with the Bank to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the Agreement. Finally, the Bank also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company has responded to the Bank's complaint. The Company intends to vigorously defend this action, although no assurance can be given as to the ultimate outcome or resolution of this action.

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. ("Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in the course of the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. The Company has filed an answer in response to the Next Generation plaintiffs' complaint. The Company intends to vigorously defend this action, although no assurance can be given as to the ultimate outcome or resolution of this action.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Corporate Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserts claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. In July 2002, the parties participated in a mediation, that lead to settlement negotiations among the parties which have not resulted in any settlement. In the event settlement negotiations are not successful, the Company intends to vigorously defend this action. No assurance can be given, however, as to the ultimate outcome or resolution of this action.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, a former President and director of the Company, alleging that Ameropa is the assignee of several persons and entities which owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. On June 13, 2002, the court overruled the Company's demurrer to Ameropa's second cause of action sustained the Company's demurrer to the twelfth cause of action in the Third Amended Complaint. In July 2002, Ameropa filed its Fourth Amended Complaint. The Company intends to answer the complaint and otherwise vigorously defend the Ameropa Litigation. No assurance, however, can be given as to the ultimate outcome or resolution of the Ameropa Litigation.

On July 10, 2000, American Credit Card Processing Corp. filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint in that matter includes claims for breach of contract, fraud and negligent representation in connection with a merchant bankcard services agreement. The Company filed and prevailed on a motion to dismiss for lack of jurisdiction. American Credit Card subsequently has re-filed the complaint in the United District Court for the District of Utah. The Company intends to vigorously defend the claim, but will consider settlement opportunities. The claim for damages is for approximately $422,720. The court in that matter has order the Company to mediate the dispute, but no date has been set for the mediation. No assurance can be given as to the ultimate outcome or resolution of the American Credit Card Processing litigation.

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on August 28, 2003. The Company intends to vigorously defend this matter and is preparing for trial.

On November 8, 2000, NetPro, Ltd. filed a lawsuit against the Company in Circuit Court for Pinellas County, Florida. NetPro's complaint for injunctive relief against DCTI seeks a temporary and permanent injunction enjoining the Company from releasing NetPro's funds to ePayment Solutions, Inc. until an accounting can be done, and then ordering the Company to release the funds directly to NetPro. The amount in controversy is unspecified. Currently, NetPro has granted DCTI an indefinite extension to file an answer to see if the case can be settled. If it is not settled, the Company intends to vigorously defend itself in the matter.

ePayment Solutions ("EPS") was a processing client of DataBank at the time of the DataBank acquisition in 1999. Unknown to management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, which in turn processed the transactions with the Company under the EPS name. EPS then ostensibly was supposed to take its settlement funds and disburse them to its various merchants. When DCTI management began reviewing its merchants for risk assessment purposes, it discovered that EPS appeared to be engaging in the conduct described above, which would constitute "factoring," a violation of Visa/MasterCard regulations. DCTI also experienced relatively large chargebacks in EPS's account and therefore larger reserves were withheld in anticipation of future chargebacks and in preparation for merchant termination if EPS refused to sign the merchants directly with DCTI/SKNANB and discontinue factoring. In October 2000, the Company discontinued processing EPS transactions and froze all held settlement funds and reserves. The Company was served with a number of separate injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants that were doing business with EPS, which injunctions prohibitied the Company from disbursing the funds held for EPS's account until further court order. The Company complied with these injunctions. During the year ended June 30, 2002, several of the EPS merchants applied to the St. Kitts court for reimbursement of funds held, most of which petitions were granted. The Company has complied with all court orders it has received to date pertaining to these funds. In May 2002, the last of the funds were disbursed by court order to EPS merchants and the St. Kitts court lifted the freeze and garnishment orders against the funds. The Company anticipates no further involvement with respect to this matter.

In addition to the above matters, the Company is and has been the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after consultation with independent legal counsel, that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

Other Contingencies

On July 23, 2002, Evan M. Levine resigned as the Company's interim Chief Executive Officer and a member of its board of directors. Simultaneously with his written notice of resignation, Mr. Levine submitted to the Company a claim in writing for $240,000 in severance payments pursuant to an executive employment agreement Mr. Levine alleges he had with the Company. Mr. Levine asserted that the severance payment was triggered, notwithstanding his voluntary resignation, because a change of control, as defined under the alleged agreement, occurred in July 2002. Mr. Levine also threatened litigation if the amounts he alleged owed to him were not paid. The Company, through counsel, has disputed in writing any claim by Mr. Levine to severance payments under the alleged agreement. Mr. Levine has not responded to the Company's position as of the date of this report. If Mr. Levine pursues litigation in this matter, the Company would vigorously defend.

The Company believes that it has adequately provided for all known financial exposures, which are probable and reasonably estimatable.

(8) CAPITAL TRANSACTIONS

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $0.0001 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock.

On March 3, 1999, the Company sold 360 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase common stock for total consideration of $3,600,000 to the Purchasers pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Series A Purchase Agreement"). On January 22, 2002, as a result of a settlement agreement, all series A Preferred Stock was surrendered. See below.

Pursuant to the Series A Purchase Agreement, the Purchasers acquired 360 shares of Series A Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock was convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants was $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days, the closing bid price of the Company's common stock is at least two times the then-current exercise price.

The quoted market price of the Company's common stock on March 3, 1999 was $4.75 per share, which is greater than the $4.50 per share conversion price. The intrinsic value of the beneficial conversion feature of $200,000 has been reflected in the accompanying consolidated financial statements as a preferred stock dividend.

As of June 30, 2001 and 2000, 360 shares were designated as Series A convertible preferred stock and 720 shares were designated as Series B convertible preferred stock. The Company issued the 360 shares of Series A during the year ended June 30, 1999. The Series A and Series B preferred shares are identical and rank pari passu with regard to liquidation, and other preferential rights, except that the conversion price for the Series A is $4.50 per share of common stock and the conversion price for the Series B is $7.00 per share of common stock. The Series A and B preferred shares are senior in right of payment, whether upon liquidation, dissolution, and change of control or otherwise, to any other class of equity securities of the Company.

On December 31, 2001, the Company issued one share of Series B Preferred Stock to each current member of the Board of Directors. The issuance of the Series B Preferred Stock was intended to create a mechanism whereby the Company's shareholders were assured a fair process for electing members to the Company's Board, including an opportunity to review accurate and fair proxy solicitations. The terms of the Series B Preferred Stock allowed the holders, voting as one class, to elect 4 directors at each annual or special meeting at which directors are elected, or pursuant to any election of directors by written consent of the shareholders. On January 15, 2002, the Company converted all outstanding shares of Series B Preferred Stock, issued on December 31, 2001 to each current member of the Board of Directors, to a total of 4 shares of common stock.

On January 22, 2002, the Company entered into an agreement with Brown Simpson Partners I, Ltd. whereby, in exchange for 360 shares of Series D Preferred Stock, Brown Simpson agreed to surrender all Series A Preferred Stock of the Company, all warrants to purchase shares of capital stock of the Company, and all registration, anti-dilution or participation rights Brown Simpson may have with respect to the Company's capital stock previously issued to Brown Simpson. In addition, Brown Simpson agreed to release the Company from any liability arising from claims it has asserted against the Company in connection with the acquisition of DataBank International Ltd. and the delisting of the Company's stock by Nasdaq. Each share of Series D Preferred Stock issued to Brown Simpson has a stated value of $10,000, and is presently convertible into 33,333 shares of common stock. There was no intrinsic value associated with the conversion feature at the commitment date, which was January 22, 2002.

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

In October 2000, 8,637,622 shares of the Company's common stock were returned to the Company.

In October 2001, the Company issued 3,570,000 shares of its common stock, in connection with the settlement of a registration rights lawsuit.

In October 2001, the Company issued 1,000,000 shares of its common stock to Brown Simpson in connection with their conversion of their series A preferred stock to series D.

In January 2002, the Company issued 4 shares of its common stock, one share to each of its then current board of directors, in connection with their conversion of Series B preferred stock.

In April 2002 the Company issued 1,428,571 shares of its common stock pursuant to a settlement agreement reached with this Shareholder on March 18, 2002.

During the twelve-month period ending June 30, 2002, no shares were issued pursuant to the exercise of stock options under the Company's Amended and Restated Incentive Plan.

(9) STOCK OPTIONS

The Company has established the Second Amended and Restated Incentive Plan (the "Option Plan") for employees and consultants. The Company's Board of Directors has from time to time authorized the grant of stock options outside of the Option Plan to directors, officers and key employees as compensation and in connection with obtaining financing and guarantees of loans. The following table summarizes the option activity outside of the Option Plan for the years ended June 30, 2002, 2001 and 2000.



                                                                  Options Outstanding
                                            ----------------------------------------------------------------
                                                 Number of                               Weighted Average
                                                  Shares             Price Range          Exercise Price
                                            -------------------- --------------------- ---------------------
Balance at July 1, 1999                            235,000            $5.00-5.85               $5.71
  Granted                                          210,000            $5.75-5.85               $5.82
  Expired or cancelled                            (235,000)           $5.00-5.85               $5.71
  Exercised                                       (101,200)           $5.75-5.85               $5.79
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                           108,800            $5.85                    $5.85
  Granted                                                -                    -                    -
  Expired or cancelled                                   -                    -                    -
  Exercised                                              -                    -                    -
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2001                           108,800            $5.85                    $5.85
  Granted                                                -                    -                    -
  Expired or cancelled                             108,800            $5.85                    $5.85
  Exercised                                              -                    -                    -
                                            -------------------- --------------------- ---------------------
                                                         -                    -                    -
Balance at June 30, 2002
                                            ==================== ===================== =====================

The Option Plan provides for the issuance of a maximum of 6,000,000 shares of common stock. The Option Plan is administered by the Board of Directors who designates option grants as either incentive stock options or non-statutory stock options. Incentive stock options are granted at not less than 100 percent of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at prices determined by the Board of Directors. Both types of options are exercisable for the period as defined by the Board of Directors on the date granted; however, no incentive stock option is exercisable after ten years from the date of grant. The following table summarizes the stock option activity for the years ended June 30, 2002, 2001 and 2000 under the Option Plan.


                                                                  Options Outstanding
                                            ----------------------------------------------------------------
                                                 Number of                                Weighted Average
                                                   Shares            Price Range           Exercise Price
                                            -------------------- --------------------- ---------------------

Balance at June 30, 1999                         1,543,971            $2.75-7.75            $5.47
  Granted                                        3,482,500            $4.81-9.63            $6.40
  Expired or canceled                             (826,317)           $2.75-9.50            $6.52
  Exercised                                       (725,404)           $2.75-9.50            $5.24
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2000                         3,474,750            $4.00-9.63            $6.20
  Granted                                        4,008,569            $0.35-7.75            $1.68
  Expired or canceled                           (3,340,875)           $0.49-9.50            $5.28
  Exercised                                              -                    -                 -
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2001                         4,142,444            $0.35-9.63            $2.62
                                            -------------------- --------------------- ---------------------
  Granted                                        4,149,202            $0.08-0.40            $0.09
  Expired or canceled                           (4,149,202)           $0.08-9.63            $1.19
  Exercised                                              -                    -                -
                                            -------------------- --------------------- ---------------------

Balance at June 30, 2002                         4,142,444            $0.08-0.63            $0.14
                                            ==================== ===================== =====================

The weighted average fair value of options granted during the years ended June 30, 2002, 2001, and 2000 was $0.09, $1.68, and $6.38, respectively. A summary of the options outstanding and options exercisable at June 30, 2002 is as follows:


                       Options Outstanding                                    Options Exercisable
------------------------------------------------------------------------  ------------------------------
                                          Weighted
                                          Average                                              Weighted
    Range of                              Remaining           Weighted                            Average
    Exercise              Options         Contractual          Average           Options         Exercise
     Prices             Outstanding          Life           Exercise Price     Exercisable         Price
---------------         -----------      -----------        --------------     -----------     -----------
$   0.08 - 0.63          4,142,444       3.9 years             $ 0.14           3,401,710         $ 0.16



In addition to the grants outstanding, 7,600,398 options have been granted in excess of those authorized by the plan. As discussed, in Item 11, the Company intends to dispute grants totaling 7,750,000 made by and among former directors of the Company.

At June 30, 2002 490,000 warrants with a weighted average exercise price of $10.02 and a weighted average remaining contractual life of 2.1 years were outstanding.

Stock-Based Compensation

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore the Company has determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the year ended June 30, 2000, the Company recorded $649,300 of compensation expense related to these variable awards. During the year ended June 30, 2001, as a result of a decrease in the Company's stock price, the $649,300 recorded during the year ended June 30, 2000 was reversed. During the year ended June 30, 2002, the company did not record any expense associated with these awards as their intrinsic value was zero.

In February 2001, the Company repriced approximately 1,069,000 employee options from an exercise price of $2.91 to $0.49. These options were already accounted for using variable plan accounting.

In October 2001, the Company repriced approximately 2,760,000 employee options to $0.096. These options were already accounted for using variable plan accounting.

During fiscal 2002, the Company recorded $160,000 of expense related to the vested portion of 12,392,153 options granted to non-employee directors for services rendered in addition to those rendered as directors.

During fiscal 2001, the Company granted the then Chairman of the Board of Directors 300,000 options with an exercise price of $4.50, which was the market price of the stock on the date of the grant. Since this grant exceeded the typical grant for other Board members, the Company has recorded compensation expense determined using the Black Scholes Method. Accordingly a non-cash expense in the amount of $895,776 has been recorded.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma information regarding net income (loss) as if the Company had accounted for its stock options granted to employees and directors subsequent to June 30, 1995 under the fair value method of SFAS No. 123. The fair value of these stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions: average risk-free interest rates of 4.50, 6.00, and 6.00 percent in fiscal years 2002, 2001, and 2000, respectively, a dividend yield of 0 percent, volatility factors of the expected common stock price of 217.00, 248.59, and 97.81 percent, respectively, and weighted average expected lives ranging from one to nine years for the stock options. For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized over the vesting periods of the respective stock options. Following are the pro forma disclosures and the related impact on net loss for the years ended June 30, 2002, 2001, and 2000:


                                                             2002                  2001                  2000
                                                     --------------------- --------------------- ---------------------
         Net loss:
           As reported                               $ (24,876,374)        $ (195,345,203)       $  (34,252,108)
           Pro forma                                 $ (24,899,260)        $ (201,081,065)       $  (38,696,479)
         Net loss per share (basic and diluted):
           As reported                               $ (0.57)              $ (4.58)              $  (0.94)
           Pro forma                                 $ (0.57)              $ (4.74)              $  (1.06)


Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 30, 1995, and due to the nature and timing of option grants, the resulting pro forma compensation cost may not be indicative of future years.

(10) RELATED-PARTY TRANSACTIONS

During the year ended June 30, 2000, the Company acquired certain assets from the MasterCoin entities (see Note 3). These entities were partially owned by shareholders and directors of the Company. Also as disclosed in Note 12, certain of the Company's officers and shareholders may have had conflicting, undisclosed interests in connection with the DataBank acquisition.

In connection with the acquisition of SB.com in June 1999, the Company loaned four former SB.com shareholders $500,000 each. These Notes were due at June 30, 2000. The four shareholders have since made claims against the Company that the Company violated the terms of registration rights agreements entered into at the time of the acquisition. While the Company continues to discuss settlement of these claims, management felt it prudent to fully reserve the Notes at June 30, 2001. A reserve of $2,197,596 was recorded at June 30, 2001 for the full value of the Notes, including interest.

An agent of the Company, operating in St. Kitts, earns commissions on specific business conducted through merchants that he has introduced to the Company. Commissions paid during the years ended June 30, 2002, 2001 and 2000 were $647,966, $1,627,807 and $0 respectively, and were recorded as cost of sales. The agent also represents DataPro and Carib Venture Partners (CVP) to whom the Company is indebted. During fiscal 2001 the Company created Notes Payable to these entities. At June 30, 2002 and June 30, 2001 the balance on the Note to CVP was $98,665 and $845,223, respectively. It is due in November, 2001 and it earns interest at 14%. The second Note is due DataPro. At June 30, 2002 and June 30, 2001 the balance was $0 and $303,378, respectively. The Note was due in August 2001 and earns interest at 14%.

M2, Inc.

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2"), pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. At the time the Provider Agreement was negotiated and executed, the Company's former interim Chief Executive Officer, who participated in the negotiations, was also employed by an affiliate of M2. His relationship with M2 was disclosed to the other members of the Company's board prior to the board's approval of the Provider Agreement.

Under the Provider Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake City, Utah offices. The initial term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have "Free Cash Flow", as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus certain add-backs. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note for the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software and the data centers. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary technologies.

As additional consideration for the execution of the Provider Agreement, M2 has agreed to provide $500,000 of debt financing, which is anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing is not complete as of the date of this report, and the financing is not therefore available. There can be no assurance when such financing will be available or whether it will be available at all.

Don Marshall

Nautilus Management, Ltd., is an entity wholly owned by Don Marshall. As of September 30, 2002, Nautilus, and indirectly through Nautilus, Mr. Marshall, beneficially owned in excess of 5% of the Company's issued and outstanding common stock. During the year ended June 30, 2002, Mr. Marshall was paid a total of $140,000 under a consulting agreement with the Company dated October 16, 2001, which consulting agreement was executed as part of a settlement of certain claims of Mr. Marshall against the Company for breach of an earlier consulting agreement and for breach of registration rights he acquired in connection with the Databank transaction.

Also in connection with that same settlement, and the Company issued to Mr. Marshall 3,500,000 shares of common stock and agreed to pay Mr. Marshall $800,000 in quarterly installments (the "Cash Payment"), beginning with the quarter ending December 31, 2001, based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter. DCTI agreed to make all payments by October 2004 with annual interest at 15% accruing beginning in 2003. To assure payment, the Company also executed a confession of judgment that could be entered upon default under the October 16, 2001 Settlement Agreement (the "Settlement Agreement"), in the amount of $7,500,000.

In February 2002, Mr. Marshall asserted that DCTI had defaulted with respect to its obligation to pay the Cash Payment because DCTI failed to remit to him the required quarterly payment after due notice and after the expiration of the cure period specified in the Settlement Agreement. In order to resolve this dispute, DCTI and Mr. Marshall entered into Amendment No. 1 to Settlement Agreement, dated March 18, 2002, pursuant to which, among other things, (i) Mr. Marshall waived any alleged prior default by DCTI with respect to the Cash Payment obligation under the Settlement Agreement, (ii) DCTI paid to Mr. Marshall a concession fee of $136,000, of which $36,000 was paid on March 20, 2002 and $100,000 was paid by delivery to Mr. Marshall of 1,428,571 shares of DCTI's common stock, (iii) the Company and Mr. Marshall agreed to restructure the payment of the Cash Payment so it was payable without interest, at the rate of $3,500 on the fifth day and twentieth day of each month (for an aggregate monthly payment of $7,000) commencing with May 5, 2002 until March 31, 2006, when the balance would be payable in full, (iv) the Company agreed that upon an event of default as defined in the Amendment, which includes defaults in the payment by DCTI of the Cash Payment according to the modified schedule, any unpaid balance of the Cash Payment begins to accrue simple interest at the rate of 1.5% per month until paid in full, and Mr. Marshall may convert all or any portion of the then unpaid balance of the Cash Payment plus any accrued and unpaid interest into shares of DCTI common stock at the lesser of (A) $0.07 per share, or (B) the average closing bid price of DCTI's common stock as quoted on any nationally recognized quotation service for the 20 trading days immediately preceding the date of such conversion.

DCTI failed to pay Mr. Marshall as required on May 5, May 20 and June 5, 2002. Mr. Marshall provided written notice as required by the Amendment Agreement on June 19, 2002, and DCTI failed to cure such default with the time allowed. On June 25, 2002, therefore, an Event of Default occurred. On July 8, 2002, Mr. Marshall notified DCTI that he had converted a total of $525,569.52 of the outstanding cash amount under the Amendment Agreement into 29,946,981 shares of DCTI's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion and therefore he was allowed to convert only $508,044.91 into 28,948,428 shares of common stock. After the conversion, the Company has paid a total of $ 10,500 of the Cash Payment to Mr. Marshall $1,429.40 of which applied to principal and $9,070.60 paid as interest, leaving an unpaid balance as of the date of this report of $290,525.69, which amount continues to be convertible into common stock at Mr. Marshall's option, subject to the available of sufficient authorized and unissued shares of common stock.



(11)     SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in the financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance: The Company only has one operating segment, which provides credit card processing services for merchants.

Revenues, based upon the location of the merchants, were as follows: Fiscal 2002
- St. Kitts and Nevis 94.9%, Domestic 5.1%; Fiscal 2001 - St. Kitts and Nevis 90.3%, Domestic 9.7%; and Fiscal 2000 - St. Kitts and Nevis 55.3%, Domestic 44.7%.

Revenues, based upon product or service type are as follows: Fiscal 2002 - Credit Card Processing 97.0%, Software License Revenue 3.0%; Fiscal 2001 - Credit Card Processing 97.3%, Software License Revenue 2.7%; and Fiscal 2000 - Credit Card Processing 98.2%, Software License Revenue 1.8%.

The  following   customers   accounted  for  more  than  10%  of  the  Company's
consolidated annual revenues in fiscal 2002, 2001, and 2000:


                       2002        2001       2000
               ------------------------------------

Customer A              12%         10%        12%
Customer B               0%         18%        17%
Customer C               0%         10%         0%
Customer D              37%          0%         0%
Customer E              10%          0%         0%



(12)     Gain on Sale of CommTouch Stock

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

(13) SUBSEQUENT EVENTS


M2, Inc.

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2") pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. Under the Provider Agreement, M2 shall be responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake

City, Utah offices. The term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee is the Company does not have Free Cash Flow, as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note in the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary software products.

As additional consideration for the execution of the Provider Agreement, M2 has agreed to provide $500,000 of debt financing, which is anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing is not complete as of the date of this report, and the financing is not therefore available.

Marshall Settlement and Conversion

On October 16, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement Agreement") with Don Marshall, a shareholder of DataBank and a former President and director of the Company pursuant to which Mr. Marshall and the Company settled claims Mr. Marshall had asserted against the Company for breach of a registration rights agreement executed in connection with the DataBank acquisition and for breach of a prior consulting agreement between Mr. Marshall and the Company. As part of that settlement, the Company issued to Mr. Marshall 3,500,000 shares of common stock and agreed to pay Mr. Marshall $800,000 in quarterly installments (the "Cash Payment"), beginning with the quarter ending December 31, 2001, based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter. DCTI agreed to make all payments by October 2004 with annual interest at 15% accruing beginning in 2003. To assure payment, the Company also executed a confession of judgment that could be entered upon default under the October 16, 2001 Settlement Agreement (the "Settlement Agreement"), in the amount of $7,500,000.

In February 2002, Mr. Marshall asserted that DCTI had defaulted with respect to its obligation to pay the Cash Payment because DCTI failed to remit to him the required quarterly payment after due notice and after the expiration of the cure period specified in the Settlement Agreement. In order to resolve that dispute, DCTI and Mr. Marshall entered into Amendment No. 1 to Settlement Agreement, dated March 18, 2002, pursuant to which, among other things, (i) Mr. Marshall waived any prior default by DCTI with respect to the Cash Payment obligation under the Settlement Agreement, (ii) DCTI paid to Mr. Marshall a concession fee of $136,000, of which $36,000 was paid on March 20, 2002 and $100,000 was paid by delivery to Mr. Marshall of 1,428,571 additional shares of DCTI's common stock, (iii) the Company and Mr. Marshall agreed to restructure the payment of the Cash Payment so it was payable without interest at the rate of $3,500 on the fifth day and twentieth day of each month (for an aggregate monthly payment of $7,000) commencing with May 5, 2002 until March 31, 2006, when the balance would be payable in full, (iv) the Company agreed that upon an event of default as defined in the Amendment, including any default in the payment by DCTI of the Cash Payment according to the modified schedule, any unpaid balance of the Cash Payment would begin to accrue simple interest at the rate of 1.5% per month until paid in full, and Mr. Marshall would be able to convert all or any portion of the then unpaid balance of the Cash Payment plus any accrued and unpaid interest into DCTI common stock at the lesser of (A) $0.07 per share, or (B) the average closing bid price of DCTI's common stock for the 20 trading days immediately preceding the date of such conversion.

DCTI failed to pay Mr. Marshall as required on May 5, May 20 and June 5, 2002. Mr. Marshall provided written notice as required by the Amendment Agreement on June 19, 2002, and DCTI failed to cure such default with the time allowed. On June 25, 2002, therefore, an Event of Default occurred. On July 8, 2002, Mr. Marshall notified DCTI that he had converted a total of $525,569.52 of the outstanding cash amount under the Amendment Agreement into 29,946,981 shares of DCTI's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion, and therefore he was allowed to convert only $508,044.91 into 28,948,428 shares of common stock. After the conversion, the Company has paid a total of $ 10,500 of the Cash Payment to Mr. Marshall $1,429.40 of which applied to principal and $9,070.60 paid as interest, leaving an unpaid balance as of the date of this report of $290,525.69, which amount continues to be convertible into common stock at Mr. Marshall's option, subject to the available of sufficient authorized and unissued shares of common stock.

As a result of his conversion, coupled with his acquisition of certain proxy rights, Mr. Marshall acquired actual ownership or voting control of a total of 37,426,802 shares of the Company's 75,000,000 issued and outstanding shares of common stock, representing 49.9% of the total voting power.

Merchant Reserves

Since year-end, the Company has accumulated funds at the partner bank to fund the $218,766 shortfall in merchant reserves held at that bank, which existed at June 30, 2002. The Company held reserves accumulated with another payment processing partner through August 2002. As of September 30, 2002 these reserves were under funded by $437,000 as the Company had used these funds in daily operations. The Company intends to fund these reserves fully prior to the time they are due for release.

Management/Board Changes

From and after July 8, 2002, and as a result, in part, of the acquisition by Don Marshall of a large number of shares of common stock as discussed above, the composition of the Company's board of directors changed as follows: Craig R. Darling was named to the board of directors; Evan M. Levine, a director and the Company's Interim Chief Executive Officer resigned as of July 23, 2002, and James J. Condon, Chairman of the Board, resigned September 3, 2002. On July 25, 2002 Tom Tesmer was appointed by the board as interim Chief Executive Officer and a member of the board of directors. On October 8, 2002, Mr. Tesmer resigned as interim Chief Executive Officer, and Lynn J. Langford was named Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      DIGITAL COURIER TECHNOLOGIES, INC.


Dated:                By /s/Lynn J. Langford
                         -----------------------------------------
                            Lynn J. Langford
                            Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                        Title                                  Date
---------                        -----                                  ----

/s/ Craig Darling                Chairman of the Board of Directors
---------------------------
    Craig Darling



/s/ Tom Tesmer                   Director
---------------------------
    Tom Tesmer



/s/ Stephen Cannon               Director
---------------------------
    Stephen Cannon



/s/ Lee Britton                  Director
---------------------------
    Lee Britton

CERTIFICATIONS

I, Lynn J. Langford, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Courier Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Date: October 15, 2002


                           By:  /s/  Lynn J. Langford
                              -------------------------------------------------
                                     Lynn J. Langford,
                                     Chief Executive Officer
                                       (principal executive officer)
                                     Chief Financial Officer
                                       (principal accounting officer)

Valuation and Qualifying Accounts


                                               Balance,       Additions-       Deductions-
                                             Beginning of     Costs and         Write-offs         Balance,
                                                Period         Expenses     Charged to Reserve   End of Period
                                        -------------------------------------------------------------------------
Allowance against accounts receivable:
-----------------------------------------
Year ended June 30,

2002                                      $     --          $     --          $     --           $     --
2001                                         681,000              --            (681,000)        $     --
2000                                            --             681,000              --              681,000

Allowance against notes receivables:
-----------------------------------------
Year ended June 30,

2002                                      $2,197,596              --                --            2,197,596
2001                                            --           2,197,596              --            2,197,596
2000                                            --                --                --                 --
