Form 10-Q
period 2002-09-30
DIGITAL COURIER TECHNOLOGIES INC
filed 2002-11-19
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ------------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                       to
                                        --------------------     ---------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                        87-0461856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                               84107
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

              (Registrant's telephone number, including area code)
                                 (801) 266-5390
                                 --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]    No  [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares outstanding of the registrant's common stock as of November 19, 2002 was 75,000,000.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                       ----------------------------------
                                    FORM 10-Q

                For the Quarterly Period Ended September 30, 2002

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----

                                                  PART I. FINANCIAL INFORMATION
Item 1         Financial Statements
                  Condensed and Consolidated Balance Sheets  ..................................................... 4
                  Consolidated Statements of Operations - Quarter Ended........................................... 5
                  Consolidated Statements of Cash Flows  ......................................................... 6
                  Notes to Consolidated Financial Statements  .................................................... 7
Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations  ............20
Item 4         Controls and Procedures  ..........................................................................25


                                                   PART II. OTHER INFORMATION

Item 1         Legal Proceedings..................................................................................25
Item 2         Changes in Securities and Use of Proceeds..........................................................29
Item 5         Other Information .................................................................................29
Item 6         Exhibits and Reports on Form 8-K  .................................................................30


Signatures  ......................................................................................................32
Certifications  ..................................................................................................33


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                September 30,              June 30,
                                                                                    2002                     2002
                                                                                 (unaudited)
                                                                               -------------           ------------
CURRENT ASSETS:
   Cash                                                                        $      6,916            $     47,492
   Restricted cash                                                                5,574,202              10,507,453
   Receivable from payment processor                                                336,303                 146,820
   Prepaid expenses and other current assets                                        192,063                 366,680
                                                                               ------------            ------------

                Total current assets                                              6,109,484              11,068,445
                                                                               ------------            ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                                                  7,471,563               7,471,563
   Furniture, fixtures and leasehold improvements                                   391,756                 391,756
                                                                               ------------            ------------

                                                                                  7,863,319               7,863,319
   Less accumulated depreciation and amortization                                (7,159,941)             (6,921,417)
                                                                               ------------            ------------

                Net property and equipment                                          703,378                 941,902
                                                                               ------------            ------------

                                                                               $  6,812,862            $ 12,010,347
                                                                               ============            ============

    See accompanying notes to condensed consolidated financial statements.


                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                  September 30,        June 30,
                                                                                      2002               2002
                                                                                   (unaudited)
                                                                                   -------------    -------------
CURRENT LIABILITIES:
   Notes payable (including related party notes payable of
     $389,191 and  $98,665)                                                        $     897,245    $     606,719
   Current portion of capital lease obligations                                           39,385           44,674
   Accounts payable                                                                    1,643,636        1,673,507
   Merchant reserves                                                                   6,090,603       10,726,219
   Accrued merchant payable                                                              667,414          692,246
   Settlements due to merchants                                                           60,515           28,572
   Accrued chargebacks                                                                 1,877,759        1,882,195
   Other accrued liabilities                                                           1,219,309        2,025,516
                                                                                   -------------    -------------

                Total current liabilities                                             12,495,866       17,679,648
                                                                                   -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                           --              5,165
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES:

Redeemable Preferred Stock, $10,000 par value;
 2,500,000 shares authorized, 360 shares
 outstanding (liquidation preference of $3,600,000)                                    3,600,000        3,600,000
                                                                                   -------------    -------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value; 75,000,000 shares authorized,  75,000,000 and
     46,043,019 shares outstanding, respectively
                                                                                           7,500            4,604
   Additional paid-in capital                                                        280,485,392      279,980,244
   Warrants outstanding                                                                1,363,100        1,363,100
   Stock subscription                                                                    (12,000)         (12,000)
   Accumulated deficit                                                              (291,126,996)    (290,610,414)
                                                                                   -------------    -------------

                Total stockholders' deficit                                           (9,283,004)      (9,274,466)
                                                                                   -------------    -------------

                                                                                   $   6,812,862    $  12,010,347
                                                                                   =============    =============

    See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                               ------------    ------------

REVENUE                                        $  2,844,981    $  4,642,895


COST OF REVENUE                                   2,209,602       2,996,205
                                               ------------    ------------

                Gross margin                        635,379       1,646,690
                                               ------------    ------------

OPERATING EXPENSES:
   Depreciation and amortization                    238,524       2,363,635
   Selling, general and administrative              810,480       1,608,625
   Research and development                          91,843         133,391
   Chargebacks and Fines                               --           310,000
                                               ------------    ------------

                Total operating expenses          1,140,847       4,415,651
                                               ------------    ------------

OPERATING LOSS                                     (505,468)     (2,768,961)
                                               ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                            980          41,597
   Interest and other expense                       (12,094)        (51,888)
                                               ------------    ------------

                Other income (expense), net         (11,114)        (10,291)
                                               ------------    ------------

LOSS BEFORE INCOME TAXES                           (516,582)     (2,779,252)

INCOME TAX                                             --              --
                                               ------------    ------------

NET LOSS                                       $   (516,582)   $ (2,779,252)
                                               ------------    ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE:   $      (0.01)   $      (0.07)
                                               ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic and Diluted                             51,715,395      40,044,444
                                               ------------    ------------

    See accompanying notes to condensed consolidated financial statements.

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                              2002          2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $  (516,582)   $(2,779,252)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                         238,524      2,363,636
       Changes in operating assets and liabilities:
            Restricted Cash                                                4,933,251      7,794,688
            Receivable from payment processors                              (189,483)       597,129
            Receivable from settlement bank                                     --       (1,221,503)
            Deposit with payment processor                                      --          (30,617)
            Prepaid expenses and other current assets                        174,617         48,665
            Accounts payable                                                 (29,871)       700,703
            Settlements due to merchants                                      31,943       (595,817)
            Merchant reserves                                             (4,635,616)    (5,999,976)
            Accrued merchant payable                                         (24,832)    (1,467,382)
            Accrued chargebacks                                               (4,436)       478,750
            Other accrued liabilities                                         (7,637)      (106,857)
                                                                         -----------    -----------
                Net cash used in operating activities                        (30,122)      (217,833)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                           --             --
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                           (10,454)       (12,076)
   Principal payments on borrowings                                             --         (404,948)
                                                                         -----------    -----------
       Net cash (used in) provided by financing activities                   (10,454)      (417,024)
                                                                         -----------    -----------

NET DECREASE IN CASH                                                         (40,576)      (634,857)
CASH AT BEGINNING OF PERIOD                                                   47,492        712,264
                                                                         -----------    -----------
CASH AT END OF PERIOD                                                    $     6,916    $    77,407
                                                                         ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                $     9,085    $    51,890
                                                                         ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

The accompanying interim condensed financial statements as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

During the three months ended September 30, 2002 the Company's operations generated a loss of $516,582 including non-cash expense for depreciation. Since its inception, our business has incurred significant losses, and as of September 30, 2002 had negative working capital of $6,386,382. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2002 fiscal year. While management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet marketing and expansion objectives. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

NOTE 2  - NET LOSS PER COMMON SHARE

Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

Options to purchase 4,142,222 and 4,839,724 shares of common stock at weighted average exercise prices of $0.14 and $2.59 per share as of September 30, 2002 and 2001, respectively; warrants to purchase 490,000 and 1,990,000 shares of common stock at weighted average exercise prices of $10.02 and $7.20 per share as of September 30, 2002 and 2001 respectively; 360 shares of Series D preferred stock convertible to 11,999,880 shares of common stock at $3.33 per share at September 30 2002, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at September 30, 2001 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


In addition to the options issued, 9,600,398 additional options to purchase shares at weighted average exercise prices of $.06 have been approved but have not been granted because of insufficient share capital as discussed in Note 5 below. The inclusion of these options would have been antidilutive, thereby decreasing net loss per common share.



NOTE 3 - COMMITMENTS AND CONTINGENCIES

Bank Commitment

On June 6, 2000, the Company entered into an agreement with the St. Kitts Nevis Anguilla National Bank Limited ("SKNANB") whereby the Company would provide SKNANB with services relating to credit card processing. These services include fraud screening, pre- and post- authorization, fraud and loss prevention, technical services and the right to refer merchants to be considered by SKNANB for inclusion in their processing program. During the fourth quarter of fiscal 2002 this agreement was amended. As amended, the agreement with SKNANB now provides for the Company to receive a "buy rate" from SKNANB for all settlement services. The Company negotiates with its merchants as to the rate it charges for processing services, and is charged a "buy rate" by SKNANB for the settlement services required. As amended, the agreement does not contain any minimum purchase or processing commitment. The amended understanding is documented in a letter from SKNANB outlining the details of the "buy rate".

Legal Matters

On October 8, 2002, Carib Venture Partners Ltd. a St. Kitts corporation ("Carib") filed suit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Carib's statement of claim alleges that the Company has defaulted on a promissory note payable by the Company and in favor of Carib in the face amount of $592,107, of which the outstanding amount allegedly due to Carib is U.S. $105,571. The Company intends to vigorously defend this lawsuit.

On October 8, 2002, Cyber Consultants, Ltd., a St. Kitts corporation ("Cyber Consultants") filed a lawsuit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Cyber Consultants' statement of claim alleges that the Company is in breach of a contract between the Company and Cyber Consultants and seeks an accounting under the contract and damages in an unspecified amount. The Company intends to vigorously defend this lawsuit.

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

ePayment Solutions ("EPS") was a processing client of DataBank at the time of the DataBank acquisition in 1999. Unknown to management of the Company, various non-EPS owned merchants were sending credit card payments to EPS, which in turn processed the transactions with the Company under the EPS name. EPS then ostensibly was supposed to take its settlement funds and disburse them to its various merchants. When DCTI management began reviewing its merchants for risk assessment purposes, it discovered that EPS appeared to be engaging in the conduct described above, which would constitute "factoring," a violation of Visa/MasterCard regulations. DCTI also experienced relatively large chargebacks in EPS's account and therefore larger reserves were withheld in anticipation of future chargebacks and in preparation for merchant termination if EPS refused to sign the merchants directly with DCTI/SKNANB and discontinue factoring. In October 2000, the Company discontinued processing EPS transactions and froze all held settlement funds and reserves. The Company was served with a number of separate injunctions issued by the High Court of Justice, Federation of St. Christopher and Nevis on behalf of several merchants that were doing business with EPS, which injunctions prohibited the Company from disbursing the funds held for EPS's account until further court order. The Company complied with these injunctions. During the year ended June 30, 2002, several of the EPS merchants applied to the St. Kitts court for reimbursement of funds held, most of which petitions were granted. The Company has complied with all court orders it has received to date pertaining to these funds. In May 2002, the last of the funds were disbursed by court order to EPS merchants and the St. Kitts court lifted the freeze and garnishment orders against the funds. The Company anticipates no further involvement with respect to this matter.

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

Other Contingencies

On July 23, 2002, Evan M. Levine resigned as the Company's interim Chief Executive Officer and a member of its board of directors. Simultaneously with his written notice of resignation, Mr. Levine submitted to the Company a claim in writing for $240,000 in severance payments pursuant to an executive employment agreement Mr. Levine alleges he had with the Company. Mr. Levine asserted that the severance payment was triggered, notwithstanding his voluntary resignation, because a change of control, as defined under the alleged agreement, occurred in July 2002. Mr. Levine also threatened litigation if the amounts he alleged owed to him were not paid. The Company, through counsel, has disputed in writing any claim by Mr. Levine to severance payments under the alleged agreement. Mr. Levine has responded further in writing, but has not, to the Company's knowledge, taken legal action as of the date of this report. If Mr. Levine pursues litigation in this matter, the Company would vigorously defend.

The Company believes that it has adequately provided for all known financial exposures, which are probable and reasonably estimatable.

NOTE 4 - Under funded Merchant Reserves

At September 30, 2002 and June 30, 2002, the Company has withheld $6,090,603 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at September 30, 2002 and June 30, 2002, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At September 30, 2002, the liabilities were under funded by $345,668.



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

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On March 3, 1999, the Company sold 360 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase a total of 800,000 shares of common stock for total consideration of $3,600,000 pursuant to a Securities Purchase Agreement between the Company and the Purchasers (the "Series A Purchase Agreement"). On January 22, 2002, as a result of a settlement agreement, all series A Preferred Stock was surrendered, as described below.

Pursuant to the Series A Purchase Agreement, the Purchasers acquired 360 shares of Series A Preferred Stock convertible into 800,000 shares of common stock and five-year warrants to purchase an additional 800,000 shares of common stock. The Preferred Stock was convertible into common stock at a price of $4.50 per share of common stock. The initial exercise price for the warrants was $5.23 per share, subject to adjustment on the six month anniversary of the closing, to the lesser of the initial exercise price and the average price of the Company's common stock during any five consecutive business days during the 22 business days ending on such anniversary of the closing. The warrants are callable by the Company if for 30 consecutive trading days the closing bid price of the Company's common stock is at least two times the then-current exercise price.

The quoted market price of the Company's common stock on March 3, 1999 was $4.75 per share, which is greater than the $4.50 per share conversion price. The intrinsic value of the beneficial conversion feature of $200,000 has been reflected in the accompanying consolidated financial statements as a preferred stock dividend.

On December 31, 2001, the Company issued one share of Series B Preferred Stock to each current member of the Board of Directors. The issuance of the Series B Preferred Stock was intended to create a mechanism whereby the Company's shareholders were assured a fair process for electing members to the Company's Board, including an opportunity to review accurate and fair proxy solicitations. The terms of the Series B Preferred Stock allowed the holders, voting as one class, to elect 4 directors at each annual or special meeting at which directors are elected, or pursuant to any election of directors by written consent of the shareholders. On January 15, 2002, all outstanding shares of Series B Preferred Stock issued on December 31, 2001 were converted into four shares of common stock.

On January 22, 2002, the Company entered into an agreement with Brown Simpson Partners I, Ltd. ("Brown Simpson"), the holder of all of the then outstanding Series A Preferred Stock, pursuant to which Brown Simpson whereby, in exchange for 360 shares of Series D Preferred Stock, Brown Simpson agreed to exchange the Series A Preferred Stock , all common stock purchase warrants issued to it, and all registration, anti-dilution or participation rights it had under any agreements for 360 shares of the Company's Series D Preferred Stock. In addition, Brown Simpson agreed to release the Company from any liability arising from claims it had asserted against the Company in connection with the acquisition of DataBank International Ltd. and the delisting of the Company's stock by Nasdaq. Each share of Series D Preferred Stock issued to Brown Simpson has a stated value of $10,000, and is presently convertible into 33,333 shares of common stock. There was no intrinsic value associated with the conversion feature at the commitment date, which was January 22, 2002.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company does not presently have authorized and unissued common stock to enable conversions of preferred stock, warrants, options or other instruments convertible into or exercisable for common stock.

Common Stock Issuances and Other Transactions

In October 2001, the Company issued 3,500,000 shares of its common stock, in connection with the settlement of a registration rights lawsuit.

In October 2001, the Company issued 1,000,000 shares of its common stock to Brown Simpson as inducement for its exchange of Series A Preferred Stock for Series D Preferred Stock.

In January 2002, the Company issued four shares of its common stock, one share to each of its then current board of directors, in connection with their conversion of Series B preferred stock.

In April 2002 the Company issued 1,428,571 shares of its common stock to settle a claim for breach of a settlement agreement executed in March 2002.

Marshall Settlement and Conversion

On October 16, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement Agreement") with Don Marshall, a shareholder of DataBank and a former President and director of the Company. By the Settlement Agreement, Mr. Marshall and the Company settled claims Mr. Marshall had asserted against the Company for breach of a registration rights agreement executed in connection with the DataBank acquisition and for breach of a prior consulting agreement between Mr. Marshall and the Company. As part of that settlement, the Company issued to Mr. Marshall 3,500,000 shares of common stock and agreed to pay Mr. Marshall $800,000 in quarterly installments (the Cash Payment"), beginning with the quarter ending December 31, 2001, based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter. The Company agreed to make all payments by October 2004 with annual interest at 15% accruing beginning in 2003. To assure payment, the Company also executed a confession of judgment that could be entered upon default under the Settlement Agreement, in the amount of $7,500,000.

In February 2002, Mr. Marshall asserted that the Company had defaulted with respect to its obligation to pay the Cash Payment because the Company failed to remit to him the required quarterly payment after due notice and after the expiration of the cure period specified in the Settlement Agreement. In order to resolve that dispute, the Company and Mr. Marshall entered into Amendment No. 1 to Settlement Agreement, dated March 18, 2002, pursuant to which, among other things, (i) Mr. Marshall waived any prior default by the Company with respect to the Cash Payment obligation under the Settlement Agreement, (ii) the Company paid to Mr. Marshall a concession fee of $136,000, of which $36,000 was paid on March 20, 2002 and $100,000 was paid by delivery to Mr. Marshall of 1,428,571 additional shares of the Company's common stock, (iii) the Company and Mr. Marshall agreed to restructure the payment of the Cash Payment so it was payable without interest at the rate of $3,500 on the fifth day and twentieth day of

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


each month (for an aggregate monthly payment of $7,000) commencing with May 5, 2002 and until March 31, 2006, when the balance would be payable in full, (iv) the Company agreed that upon an event of default as defined in the Amendment, including any default in the payment by the Company of the Cash Payment according to the modified schedule, any unpaid balance of the Cash Payment would begin to accrue simple interest at the rate of 1.5% per month until paid in full, and Mr. Marshall would be able to convert all or any portion of the then unpaid balance of the Cash Payment plus any accrued and unpaid interest into the Company's common stock at the lesser of (A) $0.07 per share, or (B) the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of such conversion.

The Company failed to pay Mr. Marshall as required on May 5, May 20 and June 5, 2002. Mr. Marshall provided written notice as required by the Amendment Agreement on June 19, 2002, and DCTI failed to cure such default with the time allowed. On June 25, 2002, therefore, an Event of Default occurred. On July 8, 2002, Mr. Marshall notified DCTI that he had converted a total of $525,569.52 of the outstanding cash amount under the Amendment Agreement into 29,946,981 shares of DCTI's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion, and therefore he was allowed to convert only $508,044.91 into 28,948,428 shares of common stock. Certificates representing these shares were issued to Nautilus Management Ltd., a company wholly owned by Mr. Marshall, on September 12, 2002.

Since the conversion, the Company has paid a total of $ 10,500 of the Cash Payment to Mr. Marshall $1,429 of which applied to principal and $9,071 paid as interest, leaving an unpaid balance as of the date of this report of $290,526, which amount continues to be convertible into common stock at Mr. Marshall's option, subject to the availability of sufficient authorized and unissued shares of common stock.

As a result of his conversion, coupled with his acquisition of certain proxy rights, Mr. Marshall acquired actual ownership or voting control of a total of 37,426,802 shares of the Company's 75,000,000 issued and outstanding shares of common stock, representing 49.9% of the total voting power.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Due to the Company's recent acquisitions and growth, options have been granted to more employees who do not hold mature shares of the Company's common stock and therefore the Company has determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


amortized to expense over the vesting period. During the year ended June 30, 2000, the Company recorded $649,300 of compensation expense related to these variable awards. During the year ended June 30, 2001, as a result of a decrease in the Company's stock price, the $649,300 recorded during the year ended June 30, 2000 was reversed. During the three months ended September 30, 2002, the company did not record any expense associated with these awards as their intrinsic value was zero.

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

During fiscal 2002, the Company recorded $160,000 of expense related to the vested portion of 12,392,153 options granted to non-employee directors for services rendered in addition to those rendered as directors. As of June 30, 2002 and September 30, 2002 5,519,653 options had been approved for granting but not granted because of insufficient authorized common stock. During the three month period ended September 30, 2002, no additional expense was recognized for these grants.

During the three months ended September 30, 2002, the Company granted options to purchase 2,000,000 shares to the Company's directors. The grant of these options is specifically conditioned on a future increase in the Company's authorized capital.

NOTE 7 - AGREEMENT WITH M2, INC.

On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2") pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. Under the Provider
Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at the Company's Salt Lake City, Utah offices. The term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's board of directors.

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have Free Cash Flow,

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note in the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

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

NOTE 8 - SUBSEQUENT EVENTS

On October 8, 2002, Tom Tesmer resigned as interim Chief Executive Officer, and Lynn J. Langford was named Chief Executive Officer and Chief Financial Officer. On October 24, 2002 Mr. Langford resigned as Chief Executive Officer, and Mr. Don Marshall was named Chief Executive Officer. Mr. Langford continues as Chief Financial Officer. On November 4, 2002, Mr. Tesmer resigned as a director of the Company.

During October 2002, a disagreement arose between the Company's European processing partner and two of the Company's customers. As a result of the disagreement, those customers discontinued processing at the end of October 2002, which is likely to negatively impact the Company's revenue. The Company is working to provide an alternative processing solution to those customers.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements regarding the Company's expectations as to future revenue from its business strategy and certain other statements presented herein, constitute forward-looking information within the meaning of Section 21E of the Securities Exchange Act of 1934. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expectations. In addition to matters affecting the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the risks that are described in the Company's report on form 10-K for the fiscal year ended June 30, 2002, under the heading "Forward Looking Statements and Certain Risks".

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

During the three months ended September 30, 2002 the Company's operations generated a loss of $516,582 including non-cash expense for depreciation. Since its inception, our business has incurred significant losses, and as of September 30, 2002 had negative working capital of $6,386,382. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statement for the 2002 fiscal year.

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

Goodwill, Intangibles and Other Long-Lived Assets. Property, plant and equipment, intangibles and certain other long-lived assets are depreciated or amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's evaluation considers non-financial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. The Company recorded write-offs of goodwill of $12,135,383, and $156,123,113 during the years ended June 30, 2002 and June 30,
2001, respectively. In addition, the Company recorded a write-off of prepaid software license of $3,933,447 during the year ended June 30, 2002.


DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three months ended September 30, 2002 compared with three months ended September 30, 2001.

Revenue

Revenue for the three months ended September 30, 2002 was $2,844,981 as compared to $4,642,895 for the three months ended September 30, 2001. During the three months ended September 30, 2002, substantially all revenues were derived from payment processing activities, including $81,262 of revenues related to fees earned on the processing of chargebacks. During the three months ended September 30, 2001, substantially all revenues were derived from payment processing activities, including $477,893 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processors. Cost of revenue for the three months ended September 30, 2002 was $2,209,602 or 77.7% of revenue. For the three months ended September 30, 2001, cost of revenue was $2,996,205 or 64.5% of revenue. The increase of cost of revenue as a percentage of revenue is due an increase in the percentage of our merchant's transaction dollar volume paid to banks and processors.

Operating Expenses

Depreciation and amortization expense decreased 89.9% to $238,524 during the three months ended September 30, 2002 from $2,363,635 during the three months ended September 30, 2001. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $12,135,383 of goodwill impairment write-down during fiscal 2002.

Selling, general and administrative expense decreased 49.6% to $810,481 during the three months ended September 30, 2002 from $1,608,625 during the three months ended September 30, 2001. The decrease in selling, general and administrative expense was primarily due to the reductions in work force during fiscal 2002.

Research and development expense decreased 31.1% to $91,843 during the three months ended September 30, 2002 from $133,391 during the three months ended September 30, 2001. The decrease in research and development expense was due to the reduction of development staff during fiscal 2002.

The Company's variable option plan did not create any non-cash compensation adjustment during the three months ended September 30, 2002 or September 2001 as all outstanding options maintained exercise prices greater than the quoted stock price during the three months ended and as of September 30, 2002 and September 30, 2001 respectively.

Our income tax benefit is zero as we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

During three months ended September 30, 2001, the Company incurred fines and added to the reserve for uncollectible chargebacks. No such fines or additions to reserves were incurred or deemed necessary during the three months ended September 30, 2002.

Liquidity and Capital Resources

The Company likely will need to raise additional capital to finance ongoing operations during the next fiscal year, research and development and future plans for expansion. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing commercial or private debt or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining traditional bank or similar debt financing. Failure to obtain adequate financing when and in the amounts required would have a material adverse effect on the Company and could result in cessation of the Company's business and could force the Company to seek protection under bankruptcy laws. Since its inception, our business has incurred significant losses, and as of September 30, 2002, had an accumulated deficit of $291,126,996. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2002 fiscal year. The Company expects to incur operating losses for the foreseeable future. We cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

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

At September 30, 2002 and June 30 2002, the Company has withheld $6,090,603 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at September 30, 2002 and June 30, 2002, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At September 30, 2002, the liabilities were under funded by $345,668.

Operating activities used $30,122 in cash during the three months ended September 30, 2002 compared to $217,833 during the three months ended September 30, 2001. The net loss of $516,582 incurred in during the three months ended 2002 was offset, in part, by non-cash depreciation of $238,523. Increase from the decrease in restricted cash was offset, in large part, by decrease in the merchant reserve liability.

During the three months ended September 30, 2001, the net loss of $2,779,252 was offset, in large part, by non-cash depreciation, and amortization of $2,363,636. The decrease in operating cash flows is primarily due to the increase in restricted cash, partially offset by a decrease in the merchant reserve liability.

During the three months ended September 30, 2002, $10,454 was paid as principal repayment of capital lease obligations. During the three months ended September 30, 2001, $404,948 and $12,076 was paid as principal repayment of notes payable and capital lease obligations, respectively

Item 4.  Controls and Procedures.

         Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 8, 2002, Carib Venture Partners Ltd. a St. Kitts corporation ("Carib") filed suit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Carib's statement of claim alleges that the Company has defaulted on a promissory note payable by the Company and in favor of Carib in the face amount of $592,107, of which the outstanding amount allegedly due to Carib is U.S. $105,571. The Company intends to vigorously defend this lawsuit.

On October 8, 2002, Cyber Consultants, Ltd., a St. Kitts corporation ("Cyber Consultants") filed a lawsuit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Cyber Consultants' statement of claim alleges that the Company is in breach of a contract between the Company and Cyber Consultants and seeks an accounting under the contract and damages in an unspecified amount. The Company intends to vigorously defend this lawsuit.

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

Item 2.  Changes in Securities and Use of Proceeds

         Item 2(c) Equity Securities Issued or Sold by the Registrant without Registration.

         During the quarter ended September 30, 2002, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

         On June 19, 2002, the holder of a payment obligation convertible into common stock upon a payment default by the Company notified the Company that it was delinquent with respect to two overdue payments, and advised the Company of the applicable cure period. Subsequently, on July 8, 2002, the holder of the convertible payment notified the Company that, because the delinquency referred to in the June 19, 2002 notice had not been cured, a default had occurred under the relevant documents, and therefore such holder had converted, as of that date, $525,569.52 of the outstanding cash amount under the Amendment Agreement into 29,946,981 shares of DCTI's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion, and therefore he was allowed to convert only $508,044.91 into 28,948,428 shares of common stock. Certificates representing these shares were issued to a company owned by such holder on September 12, 2002. The Company issued such shares without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act. Such shares of common stock were issued as restricted securities, and the certificates representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.



Item 5.  Other Information

         From and after July 8, 2002, and as a result, in part, of the acquisition by Don Marshall of a large number of shares of common stock as discussed above, the composition of the Company's board of directors changed as follows: Craig R. Darling was named to the board of directors; Evan M. Levine, a director and the Company's Interim Chief Executive Officer resigned as of July 23, 2002, and James J. Condon, Chairman of the Board, resigned September 3, 2002. On July 25, 2002 Tom Tesmer was appointed by the board as interim Chief Executive Officer and a member of the board of directors. On October 8, 2002, Mr. Tesmer resigned as interim Chief Executive Officer, and Lynn J. Langford was named Chief Executive Officer and Chief Financial Officer. On October 24, 2002, Mr. Langford resigned as Chief Executive Officer, and Don Marshall became Chief Executive Officer. Mr. Langford continues to serve as Chief Financial Officer.

Item 6                     EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The following documents are included as exhibits to this report.

         Exhibits         Exhibit Description                                             Page or Location
         --------         -------------------                                             ----------------
         3.1              Amended and Restated Certificate of Incorporation                 (1)
         3.2              By-laws                                                           (1)
         10.1             Lease Agreement                                                   (2)
         10.2             Second Amended and Restated Incentive Plan                        (3)
         10.3             Stock Exchange Agreement with Digital Courier                     (4)
                               International, Inc.
         10.4             Securities Purchase Agreement with Brown Simpson dated November
                              23, 1998 as amended December 2, 1998                          (5)
         10.5             Securities Purchase Agreement with Brown Simpson dated March 3,
                              1999                                                          (6)
         10.6             Agreement with Brown Simpson dated June 7, 1999                   (8)
         10.8             Stock Purchase Agreement with SB.Com, Inc.                        (7)
         10.9             Securities Purchase Agreement with Transaction Systems
                              Architects, Inc.                                              (7)
         10.10            Settlement Services Agreement with St. Kitts Nevis Anguilla       (8)
                              National Bank
         10.11            Transaction Processing Services Agreement with Equifax Card       (8)
                              Services, Inc.
         10.12            Global Master Service Agreement with Global Payment Systems LLC   (8)
         10.13            Form of DataBank Settlement Agreement                             (8)
         10.14            Amendment No. 1 to Settlement and Release Agreement with Don      (9)
                              Marshall dated March 18, 2002
         10.15            Agreement with M2, Inc. dated September 30,  2002                 (10)
         21.1             Subsidiaries of the Registrant                                    (8)
         99.1             Certification


(1)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 1998.
(2)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 1995.
(3)      Incorporated by reference to the Company's Proxy Statement for the Annual Meeting held on January 13, 2000.
(4)      Incorporated by reference to the Company's Proxy statement filed on September 1, 1998 for Special
         Stockholders meeting to be held on September 16, 1998.
(5)      Incorporated  by reference to the Company's  Form 8-K filed on December 11, 1998.
(6)      Incorporated by reference to the Company's Form 8-K filed on March 10, 1999.
(7)      Incorporated by reference to the Company's Form 8-K filed on June 21, 1999.
(8)      Incorporated by reference to the Company's Annual Report for the year ended June 30, 2000.
(9)      Incorporated  by reference to the Company's  Form 8-K filed on March 27, 2002
(10)     Incorporated by reference to the Company's  Annual Report for the year ended June 30, 2002


         (b)  Current Reports on Form 8-K

         On July 29, 2002, the Company filed a current report on Form 8-K indicating that a Change of Control had occurred resulting from the conversion, on July 8, 2002, by Don Marshall of On July 8, 2002, Mr. Marshall notified the Company that he had converted a total of $525,569.52 of an outstanding cash amount payable to him by the Company into 29,946,981 shares of the Company's common stock, and his receipt, on July 12, 2002 of a proxy to vote 1,800,000 additional shares of the Company's common stock on all matters coming before the stockholders of the Company for a period of three years from the date of the proxy, resulting in his acquisition of voting control of approximately 51.2% of the common shares of the Company.

         On September 18, 2002, the Company filed a current report on Form 8-K indicating that Mr. George C. Pappas resigned as director of the Company on August 27, 2002, and on September 3, 2002, Mr. James J. Condon resigned as the Chairman of the Company's Board of Directors and as a director, and that on September 13, 2002, Craig R. Darling was elected Chairman of the Board. Mr. Darling was appointed to the Company's Board of Directors on July 8, 2002. This filing was subsequently amended to reflect the composition of the Board after the resignations of Messrs. Pappas and Condon.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DIGITAL COURIER TECHNOLOGIES, INC.



Date: November 19, 2002                     By    /s/ Lynn J. Langford
                                                   -----------------------------
                                                      Lynn J. Langford
                                                      Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

         I,  Don  Marshall,   Chief   Executive   Officer  of  Digital   Courier
Technologies, Inc., certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Digital Courier Technologies, Inc. (the "Registrant");

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002                      /s/ Don Marshall
                                             ---------------------------------
                                                 Don Marshall
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

         I, Lynn J. Langford, Chief Financial Officer of Digital Courier Technologies, Inc. certify that:

         1. I have reviewed this Quarterly Report on Form 10-Q of Digital Courier Technologies, Inc. (the "Registrant");

         2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                  b)  any  fraud,   whether  or  not  material,   that  involves
         management or other employees who have a significant role in the Registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002       /s/ Lynn J. Langford
                              -------------------------------------------------
                                  Lynn J. Langford
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)