Form 10-Q
period 2002-12-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2003-02-19
CIK 774055

Version20
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002
                                    -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    -----------     --------------

                         Commission File Number 0-20771

                       DIGITAL COURIER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       87-0461856
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                          84107
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (801) 266-5390
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  [X]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 19, 2003, the Registrant had issued and outstanding 75,000,000 shares of common stock, par value $.0001 per share.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                    FORM 10-Q

                For the Quarterly Period Ended December 31, 2002

                                      INDEX

                                                                                                                  Page
                                                                                                                  ----
                                                  PART I. FINANCIAL INFORMATION
Item 1         Financial Statements
                  Condensed and Consolidated Balance Sheets  ..................................................... 3
                  Consolidated Statement of Operations - Quarter Ended December 31, 2002.......................... 5
                  Consolidated Statement of Operations - Six Months Ended December 31, 2002....................... 6
                  Consolidated Statement of Cash Flows - Six Months Ended December 31, 2002  ..................... 7
                  Notes to Consolidated Financial Statements  .....................................................9
Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations  ............13
Item 4         Controls and Procedures  ..........................................................................20


                                                   PART II. OTHER INFORMATION

Item 1         Legal Proceedings..................................................................................21
Item 2         Changes in Securities and Use of Proceeds..........................................................23
Item 6         Exhibits and Reports on Form 8-K  .................................................................24


Signatures  ......................................................................................................28
Certifications  ..................................................................................................29


PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      December 31,   June 30,
                                                         2002          2002
                                                     (unaudited)
                                                    ------------   ------------

CURRENT ASSETS:
   Cash                                             $      6,936   $     47,492
   Restricted cash                                     2,353,341     10,507,453
   Receivable from payment processor                     326,383        146,820
   Prepaid expenses and other current assets             294,878        366,680
                                                    ------------   ------------

                Total current assets                   2,981,538     11,068,445
                                                    ------------   ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                         166,362      7,471,563
   Furniture, fixtures and leasehold improvements         32,222        391,756
                                                    ------------   ------------

                                                         198,584      7,863,319
   Less accumulated depreciation and amortization       (178,816)    (6,921,417)
                                                    ------------   ------------

                Net property and equipment                19,768        941,902
                                                    ------------   ------------

  TOTAL ASSETS:                                     $  3,001,306   $ 12,010,347
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.


                       DIGITIAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                   December 31,        June 30,
                                                                      2002              2002
                                                                   -------------    -------------
CURRENT LIABILITIES:
   Notes payable (including related party notes
   payable of $389,191 and $98,665)                                $   1,157,245    $     606,719
   Current portion of capital lease obligations                           28,470           44,674
   Accounts payable                                                    1,087,775        1,673,507
   Merchant reserves                                                   3,095,338       10,726,219
   Accrued merchant deposit                                              668,255          692,246
   Settlements due to merchants                                           60,515           28,572
   Accrued chargebacks                                                   575,000        1,882,195
   Accrued legal settlement                                            1,893,000          531,743
   Other accrued liabilities                                             527,281        1,493,773
                                                                   -------------    -------------
                Total current liabilities                              9,092,879       17,679,648
                                                                   -------------    -------------
CAPITAL LEASE OBLIGATIONS, net of current portion                           --              5,165
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES:
   Redeemable Preferred Stock,  $10,000 par value;
   2,500,000 shares authorized, 360 shares outstanding
   (liquidation preference of $3,600,000)
                                                                       3,600,000        3,600,000

STOCKHOLDERS' DEFICIT:
   Common stock, $.0001 par value; 75,000,000 shares authorized,
   75,000,000 and 46,043,019 shares outstanding, respectively
                                                                           7,500            4,604
   Additional paid-in capital                                        280,485,392      279,980,244
   Warrants outstanding                                                1,363,100        1,363,100
   Stock subscription                                                    (12,000)         (12,000)
   Accumulated deficit                                              (291,535,565)    (290,610,414)
                                                                   -------------    -------------

                Total stockholders' deficit                           (9,691,573)      (9,274,466)
                                                                   -------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                      $   3,001,306    $  12,010,347
                                                                   =============    =============


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                           2002                   2001
                                                      ------------            ------------
REVENUE                                               $  1,957,069            $  4,668,676

COST OF REVENUE                                          1,411,388               2,958,635
                                                      ------------            ------------

                Gross margin                               545,681               1,710,041
                                                      ------------            ------------

OPERATING EXPENSES:
   Depreciation and amortization                           221,690               2,323,146
   Selling, general and administrative                     836,876               1,480,840
   Research and development                                 23,732                 119,491
   Change in estimate of chargeback accrual             (1,298,748)                   --
                                                      ------------            ------------

                Total operating expenses                  (216,658)              3,923,477
                                                      ------------            ------------

OPERATING INCOME (LOSS)                                    762,339              (2,213,436)
                                                      ------------            ------------

OTHER INCOME (EXPENSE):
   Loss on sale of assets                                 (281,921)                   --
   Accrual for legal settlement                         (1,361,257)                  1,387
   Gain on settlement of liability                         484,556                    --
   Interest  income and other income                           895                    --
   Interest and other expense                              (13,180)                (44,492)
                                                      ------------            ------------

                Net other expense                       (1,170,907)                (43,105)
                                                      ------------            ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (408,568)             (2,256,541)

INCOME TAX                                                    --                      --
                                                      ------------            ------------

NET INCOME (LOSS)                                     $   (408,568)           $ (2,256,541)
                                                      ------------            ------------


NET INCOME  (LOSS) PER COMMON SHARE:
     Basic and Diluted                                $      (0.01)           $      (0.05)
                                                      ------------            ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                  75,000,000              42,994,000
                                                      ------------            ------------


     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                                            2002            2001
                                                                        ------------    ------------
REVENUE                                                                 $  4,802,050    $  9,311,571

COST OF REVENUE                                                            3,620,990       5,954,840

                Gross margin                                               1,181,060       3,356,731

OPERATING EXPENSES:
   Depreciation and amortization                                             460,213       4,686,781
   Selling, general and administrative (includes $0 and ($285,346),
     respectively of non-cash, stock-based expense)                        1,645,450       3,089,465
   Research and development (includes $0 and ($363,954), respectively
     of non-cash, stock-based expense)                                       115,576         252,882
   Chargebacks                                                                  --           250,000
   Visa and Mastercard Fines                                                    --            60,000
   Change in estimate of chargeback accrual                               (1,298,748)           --
                                                                        ------------    ------------

                Total operating expenses                                     922,491       8,339,128
                                                                        ------------    ------------

OPERATING INCOME (LOSS)                                                      258,569      (4,982,397)
                                                                        ------------    ------------

OTHER INCOME (EXPENSE):
   Loss on sale of assets                                                   (281,921)           --
   Accrual for legal settlement                                           (1,361,257)           --
   Gain on settlement of liability                                           484,556            --
   Interest and other income                                                   1,876          42,984
   Interest and other expense                                                (26,975)        (96,380)
                                                                        ------------    ------------

                Net other expense                                         (1,183,721)        (53,396)
                                                                        ------------    ------------

LOSS BEFORE INCOME TAXES                                                    (925,152)     (5,035,793)

INCOME TAX                                                                      --              --
                                                                        ------------    ------------

NET LOSS                                                                $   (925,152)   $ (5,035,793)

                                                                        ------------    ------------


NET LOSS PER COMMON SHARE:
     Basic and Diluted                                                  $      (0.01)   $      (0.12)
                                                                        ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                                                    63,358,000     415,519,000
                                                                        ============    ============



     See accompanying notes to condensed consolidated financial statements.


                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)
                           Increase (Decrease) in Cash
                                                                        2002           2001
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (925,152)   $ (5,035,793)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                       460,213       4,686,781
    Loss on sale of assets                                              281,921            --
    Gain from change in estimate of accrued chargebacks              (1,298,748)           --
    Gain on settlement of liability                                    (484,556)           --
    Changes in operating assets and liabilities
         Restricted cash                                              8,154,112      12,566,322
         Deposit with payment processor                                    --         2,067,148
         Receivable from payment services processor                    (179,563)        907,268
         Deferred revenue                                                  --          (162,000)
         Prepaid expenses and other current assets                      241,802          63,225
         Accounts payable                                               173,824         384,117
         Settlements due to merchants                                    31,943      (2,432,152)
         Merchant reserves                                           (7,630,881)    (10,457,139)
         Accrued merchant deposits                                      (23,991)           --
         Due to payment processor                                          --        (2,467,107)
         Accrued chargebacks                                             (8,447)        223,047
         Accrued legal settlement                                     1,361,257            --
         Accrued liabilities                                           (167,922)       (116,428)
                                                                   ------------    ------------

             Net cash (used in) provided by operating activities   $    (14,188)   $    227,289
                                                                   ------------    ------------



     See accompanying notes to condensed consolidated financial statements.



                       DIGITAL COURIER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (Continued)
                                   (Unaudited)
                           Increase (Decrease) in Cash


                                                                        2002         2001
                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment received on note receivable                                   10,000         --
   Purchase of property and equipment                                      --        (11,792)
                                                                      ---------    ---------

                Net cash provided by (used in) investing activities      10,000      (11,792)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                      (21,368)     (23,601)
   Principal payments on borrowings                                     (15,000)    (699,290)
                                                                      ---------    ---------

                Net cash used in financing activities                   (36,368)    (722,891)
                                                                      ---------    ---------

NET DECREASE IN CASH                                                    (40,556)    (507,394)

CASH AT BEGINNING OF PERIOD                                              47,492      712,264
                                                                      ---------    ---------

CASH AT END OF PERIOD                                                 $   6,936    $ 204,870
                                                                      =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                $   9,085    $  103,455
                                                                      =========    ==========


During the six months ended December 31, 2002 the Company:

        o Satisfied an other accrued liability to a related party of $798,570 with a $290,526 related party note payable and 28,948,428 shares of the Company's common stock.

        o Sold property and equipment in exchange for an $180,000 note receivable.

        o     Satisfied an account payable with a $260,000 note payable.



     See accompanying notes to condensed consolidated financial statements.

               DIGITAL COURIER TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

Significant Events During the Period

        o     M2 Transaction
              During the three months ended December 31, 2002, the Company expanded its relationship with M2 Corporation. The Company sold M2 a license giving M2 certain rights to use its software. In addition, the Company sold essentially all of its data center assets. These transactions are discussed in detail in Note 7 below. As a result of this transaction, all of the Company's processing services have been contracted out to M2. M2 performs the processing services for the Company's customers; the Company charges its customers for such services and pays a fee to M2.

        o     Settlement of Accounts Payable
              The Company successfully negotiated the settlement of a disputed trade payable. The Company settled a liability of $744,829 with a note payable of $275,000. The promissory note bears simple interest at a rate of 6.00% apr and is to be paid in monthly installments of $15,000 until June 15, 2004 when the entire unpaid principal and interest balance is due. $15,000 was paid by December 31, 2002. This resulted in a gain of $484,556 being recorded during the three months ended December 31, 2002.

        o     Change in Estimate of Chargeback Accrual
              The Company recorded a gain of $1,298,748 on a change in accounting estimate during the three months ended December 31, 2002. The Company maintains a reserve for unrecoverable merchant chargebacks. Based upon management estimates and analysis, which considered the recent minimal amounts of unrecoverable merchant chargebacks recorded and decreasing processing volumes, the reserve was decreased resulting in the recorded gain.

        o     Loss of Significant Customer
              As fully discussed in Note 8, during the three months ended December 31, 2002 the Company lost its relationship with its European processing partner and, as a result, significant merchant processing volume.

        o     Increase in Accrual for Legal Settlement
              The Company recorded expense of $1,361,257 during the three-month period ended December 31, 2002 related to a pending settlement of the Bank of Nevis legal matter. The matter and settlement are fully discussed below under Legal Matters in Note 3 below.

Condensed Unaudited Financial Statements

The accompanying interim condensed financial statements as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

During the three months ended December 31, 2002 the Company's operations generated income of $762,339, however operating income was mainly a result of a non-cash adjustment of $1,298,748 to our chargeback accrual due to a change in estimate. Without this adjustment, we would have incurred a significant operating loss. During the six months ended December 31, 2002 the Company's operations generated income of $258,569, however operating income was mainly a result of a non-cash adjustment of $1,298,748 to our chargeback accrual due to a change in estimate. Without this adjustment, we would have incurred a significant operating loss. Since its inception, our business has incurred significant losses, and as of December 31, 2002 had negative working capital of $6,111,341. As a result, there is uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2002 fiscal year. Although management projects improved cash flows from operating activities, there can be no assurance that management's projections will be achieved. Management may also be required to pursue sources of additional funding to meet ongoing operating expenses. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

Stock Options

The Company has established the Second Amended and Restated Incentive Plan (the "Option Plan") for employees and consultants. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                              Three Months Ended              Six Months Ended
                                                  December 31                   December 31
                                         --------------------------    --------------------------
                                             2002            2001           2002           2001
                                         -----------    -----------    -----------    -----------
Net loss, as reported                    $  (408,568)   $(2,256,541)   $  (925,152)   $(5,035,793)

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects       (27,000)       (14,000)       (85,000)      (125,000)
                                         -----------    -----------    -----------    -----------
Pro forma net loss                       $  (435,568)   $(2,270,541)   $(1,010,152)   $(5,160,793)
                                         ===========    ===========    ===========    ===========

Net loss per common share:

  Basic and diluted - as reported        $     (0.01)   $     (0.05)   $     (0.01)   $     (0.12)
                                         ===========    ===========    ===========    ===========
  Basic and diluted - pro forma          $     (0.01)   $     (0.05)   $     (0.02)   $     (0.12)
                                         ===========    ===========    ===========    ===========



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

Options to purchase 4,142,444 and 4,142,444 shares of common stock at weighted average exercise prices of $0.14 and $0.82 per share as of December 31, 2002 and 2001, respectively; warrants to purchase 490,000 and 1,990,000 shares of common stock at weighted average exercise prices of $10.02 and $7.20 per share as of December 31, 2002 and 2001 respectively; 360 shares of Series D preferred stock convertible to 12,000,000 shares of common stock at $0.30 per share at December 31 2002, and 360 shares of Series A preferred stock convertible to 800,000 shares of common stock at $4.50 per share at December 31, 2001 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been antidilutive, thereby decreasing net loss per common share.

In addition to the options issued, 9,600,398 additional options to purchase shares at weighted average exercise prices of $.06 have been approved but have not been granted because of insufficient authorized capital as discussed in Note 5 below. The inclusion of these options would have been antidilutive, thereby decreasing net loss per common share.

NOTE 3 - COMMITMENTS AND CONTINGENCIES


Legal Matters

On January 17, 2003, Certegy Card Services, Inc., f/k/a Equifax Card Services, Inc. ("Certegy"), filed a lawsuit against the Company as the successor in interest by merger to Access Services, Inc., and other parties named therein in the Circuit Court for the Sixth Judicial Circuit for Pinellas County, Florida. In that lawsuit, Certegy alleges that Access Services engaged in sales and marketing activities that culminated in a credit card processing agreement between Certegy and a third part, Tridico and Tridco, L.L.C. ("TNT"), and that TNT breached that agreement resulting in damages to Certegy. Certegy alleges that it has obtained a judgment against TNT in the amount of $4,424,539.51, which is unsatisfied. Certegy alleges that Access Services, which was acquired by the Company in 1999, is liable for the TNT judgment pursuant to an indemnity covenant in a separate agreement between Certegy and Access Services, and claims money damages for Certegy's losses, interest and attorney fees. The Company intends to vigorously defend the litigation.

On July 23, 2002, Evan M. Levine resigned as the Company's interim Chief Executive Officer and a member of its board of directors. Simultaneously with his written notice of resignation, Mr. Levine submitted to the Company a claim in writing for $240,000 in severance payments pursuant to an executive employment agreement Mr. Levine alleges he had with the Company. Mr. Levine asserted that the severance payment was triggered, notwithstanding his voluntary resignation, because a change of control, as defined under the alleged agreement, occurred in July 2002. Mr. Levine also threatened litigation if the amounts he alleged were owed to him were not paid. The Company disputed in writing any claim by Mr. Levine to severance payments under the alleged agreement. On December 12, 2002, the Company, with several other parties, filed a lawsuit against Evan M. Levine in U.S. District in Salt Lake City, Utah. In that action, the Company and its co-plaintiffs sought declaratory judgment for, among other things, that (i) DCTI had no employment agreement with Mr. Levine,
(ii) any employment agreement asserted by Mr. Levine was not authorized by the Company or its Board of Directors; (iii) no change of control as defined in the alleged contract had occurred; and (iv) an alleged stock option agreement Levine claimed to have for 3,750,000 shares of common stock was invalid and unenforceable. The Company also asserted a claim for an unspecified amount of money damages against Mr. Levine. The parties entered into a settlement agreement resolving all claims of Mr. Levine against the Company and all claims of the Company against Mr. Levine before Mr. Levine filed an answer.

On October 8, 2002, Carib Venture Partners Ltd. a St. Kitts corporation ("Carib") filed suit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Carib's statement of claim alleges that the Company has defaulted on a promissory note payable by the Company and in favor of Carib in the face amount of $592,107, of which the outstanding amount allegedly due to Carib is $105,571. The Company intends to vigorously defend this lawsuit.

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

On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company has answered the complaint and intends to vigorously defend the litigation.

On April 22, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint against the Company in Los Angeles County Superior Court alleging that the
Company failed to provide certain information in response to requests for information and, as a result, Equifax labeled Cybernet an excessive chargeback merchant and listed it on MasterCard International's Terminated Merchant File, making card-acquiring banks, credit card processors, as well as Visa and MasterCard, reluctant to do business with Cybernet. Cybernet also alleges that in September 2001, Visa fined it for excessive chargebacks, despite an agreement with the Company that it was to get a three-month grace period during which Visa would not impose any fines. Cybernet further alleges that the Company erroneously processed through the MasterCard and Visa systems credit card transactions originated by other Internet merchants not affiliated with Cybernet and that, as a result, MasterCard fined it $1.2 million and St. Kitts Bank placed a hold on its merchant account. Finally, Cybernet alleges that the Company improperly collected certain transaction fees. Cybernet's complaint purports to state claims for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment and interference with economic relations. In July 2002, the Company answered Cybernet's complaint. The Company intends to vigorously defend this action.

On April 15, 2002, the Bank of Nevis International Limited ("BONI") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement (the "BONI Agreement"). In particular, BONIalleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the BONI Agreement by (1) failing to pay processing fees due under the BONI Agreement; (2) negligently instructing BONI to make refunds to merchants; (3) instructing BONI to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss BONI may suffer; (5) not having proper or effective software to manage credit card transactions; (6)
delaying in instructing BONI to make payments; (7) improper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to BONI; and (10) failing to provide timely instructions to BONI. The claim also alleges that the Company and DataBank breached an agreement with BONI to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the BONI Agreement. Finally, BONI also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company moved to dismiss, but its motion was denied. During the three months ended December 31, 2002, the Company entered into an interim settlement agreement with BONI that allows the Company to continue its appeal but calls for the payment by the Company of $1,027,000 that the parties admit is not in dispute.

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. (the "Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in connection with the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. The Company has filed an answer in response to the Next Generation plaintiffs' complaint. The Company intends to vigorously defend this action.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserts claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. The Company is presently involved in settlement negotiations.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, the current Chief Executive Officer and a director of the Company, alleging that Ameropa is the assignee of several persons and entities that owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. On June 13, 2002, the court overruled the Company's demurrer to Ameropa's second cause of action sustained the Company's demurrer to the twelfth cause of action in the Third Amended Complaint. In July 2002, Ameropa filed its Fourth Amended Complaint. The Company answered the complaint and otherwise is defending the Ameropa Litigation.

On July 10, 2000, American Credit Card Processing Corp. filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint in that matter includes claims for breach of contract, fraud and negligent representation in connection with a merchant bankcard services agreement. The Company filed and prevailed on a motion to dismiss for lack of jurisdiction. American Credit Card subsequently has re-filed the complaint in the United States District Court for the District of Utah. The Company intends to vigorously defend the claim. The claim for damages is for approximately $422,720. The court in that matter has ordered the Company to mediate the dispute, but no date has been set for the mediation

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on August 28, 2003. Limited discovery has occurred and there is currently a mediation scheduled for February 20, 2003.

On November 8, 2000, NetPro, Ltd. filed a lawsuit against the Company in Circuit Court for Pinellas County, Florida. NetPro's complaint for injunctive relief against DCTI seeks a temporary and permanent injunction enjoining the Company from releasing NetPro's funds to ePayment Solutions, Inc. until an accounting can be done, and then ordering the Company to release the funds directly to NetPro. The amount in controversy is unspecified. Currently, NetPro has granted DCTI an indefinite extension to file an answer to see if the case can be settled. If it is not settled, the Company intends to vigorously defend itself in the matter

In addition to the above matters, the Company is and has been the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Company believes that it has adequately provided for all known financial exposures, that are probable and reasonably estimable.

NOTE 4 - Under funded Merchant Reserves

At December 31, 2002 and June 30, 2002, the Company has withheld $3,095,338 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at December 31, 2002 and June 30, 2002, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At December 31, 2002, our merchant reserves accrual was $3,095,338, however our restricted cash set aside for the purpose of funding such reserve was only $2,353,341, therefore the merchant reserve accrual was under funded by $741,997.

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

Common Stock Issuances and Other Transactions

In September 2002, the Company issued 28,948,428 shares of its common stock upon the conversion of a debt payable to a stockholder (see Marshall Settlement and Conversion, below).

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

NOTE 6 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Historically, the Company's stock options have been accounted for using fixed plan accounting. The option grants permit various exercise alternatives, including certain cashless exercise provisions. Through fiscal 1999, the Company's experience indicated that substantially all cashless exercises could have been effected through the use of mature shares and therefore fixed plan accounting was appropriate. Starting with fiscal 2000, and due to the Company's then-recent acquisitions and growth, options were granted to more employees who did not hold mature shares of the Company's common stock, and therefore the Company determined that these options should be accounted for using variable plan accounting. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock results in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the three months and six months ended December 31, 2002, the Company did not record any expense associated with these awards as their intrinsic value was zero.

During the six months ended December 31, 2002, the Company granted options to purchase 2,000,000 shares to the Company's directors. The grant of these options is specifically conditioned on a future increase in the Company's authorized capital.

NOTE 7 - AGREEMENTS WITH M2, INC.

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

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have Free Cash Flow, as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note in the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees.

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

As additional consideration for the execution of the Provider Agreement, M2 agreed to provide $500,000 of debt financing, which was anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing was not completed because the parties were unable to agreed to specific terms. During the quarter ended December 31, 2002, and in lieu of debt financing contemplated by the Provider Agreement, the Company and M2 entered into a Software License, Source Code, and Derivative Product Distribution Agreement (the "M2 Software License"). Under M2 Software License, M2 obtained a non-exclusive license to use the Company's proprietary software associated with its credit card processing business in consideration of payment by M2 of $50,000. Also during the quarter ended December 31, 2002, the Company agreed with M2 to sell to M2 essentially all of the fixed assets at the Company's Salt Lake City and Clearwater data center facilities for total consideration of $180,000, with payments to be made to the Company according to an installment payment schedule. During the quarter ended December 31, 2002, M2 paid a total of $10,000 of the purchase price for such assets. The remainder of the purchase price is due to be paid by M2 by April 6, 2003.

NOTE 8 - LOSS OF PROCESSING PARTNER AND CUSTOMERS

During October 2002, a disagreement arose between the Company's European processing partner and two of the Company's customers. As a result of the disagreement, those customers discontinued card processing through the Company at the end of October 2002. Revenues for the three and six months ended December 31, 2002 have been negatively impacted because these two customers represented approximately 41% of the Company's total revenues from the beginning of fiscal

2003 through date processing was discontinued. The Company has put in place an agreement with a new European processing partner and begun the process of migrating its remaining European customers to that platform. There can be no assurance that remaining European customers will successfully be migrated to this new platform.

 NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS


In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. The Company will apply this guidance prospectively.

 In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"), which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, "which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value-based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

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

Overview

During the three months ended December 31, 2002 the Company's operations generated a loss of $536,409 including non-cash expense for depreciation. During the six months ended December 31, 2002 the Company's operations generated a loss of $1,040,179 including non-cash expense for depreciation. Since its inception, our business has incurred significant losses, and as of December 31, 2002 the Company had negative working capital of $5,245,341. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern, which was reflected in the auditor's report on the Company's financial statements for the 2002 fiscal year.

During the first six months of the current fiscal year, the Company has significantly reduced some of its costs and operating expenses and will continue to seek ways to more effectively manage its operations. In light of such cost reductions, management projects that there will be sufficient cash flows from operating and financing activities during the next twelve months to provide capital for the Company to sustain its operations; however, there can be no assurance that management's projections will be achieved or that capital from financing through private or commercial credit or through sale of the Company's securities will be available when, and in the amounts required by the Company. If additional required capital is not available when in the amounts required, the Company will have to curtail some operations or seek protections under bankruptcy laws.

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

Accrual for chargebacks. The Company maintains an accrual for chargebacks that it may incur from the credit card processing volume that goes through its system. Although the Company holds merchant funds in reserve to offset chargebacks, in the event a merchant has insufficient reserves and is unable to meet the chargeback obligation, the chargeback expense is then the Company's liability. Because these chargebacks relate to ongoing revenues, a reserve is maintained. At December 31, 2002 the reserve balance was $575,000 compared to $1,882,195 at June 30, 2002. The reserve is an estimate made by Company's management and is based upon processing volume and unrecoverable chargeback expense experience.


DCTI, DCII, Access Services, SB.com, DataBank and CaribCommerce are collectively referred to herein as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

Results of Operations

Three months ended December 31, 2002 compared with three months ended December 31, 2001.

Revenue

Revenue for the three months ended December 31, 2002 was $1,957,069 as compared to $4,668,676 for the three months ended December 31, 2002, a decrease of 58%. During the three months ended December 31, 2002, substantially all revenues were derived from payment processing activities, including $53,106 of revenues related to fees earned on the processing of chargebacks. During the three months ended December 31, 2001, substantially all revenues were derived from payment processing activities, including $222,685 of revenues related to fees earned on the processing of chargebacks. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services, and specifically the loss of the Company's European processing partner and related customers as discussed in Note 8 to the financial statements. Revenues for the three months ended December 31, 2002 include $50,000 from the sale of a software license to M2 as discussed in Note 7 to the financial statements, which the Company believes will be a non-recurring event.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processing partners. Cost of revenue for the three months ended December 31, 2002 was $1,411,388 or 72.1% of revenue. For the three months ended December 31, 2001, cost of revenue was $2,958,635 or 63.4% of revenue. The increase of cost of revenue as a percentage of revenue is due to an increase in the percentage of our merchants' transaction dollar volume paid to banks and processors.

Operating Expenses

Depreciation and amortization expense decreased 90.5% to $221,690 during the three months ended December 31, 2002 from $2,323,146 during the three months ended December 31, 2001. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $12,135,383 of goodwill impairment write-down during fiscal 2002.

Selling, general and administrative expense decreased 43.5% to $836,876 during the three months ended December 31, 2002 from $1,480,840 during the three months ended December 31, 2001. The decrease in selling, general and administrative expense was primarily due to reductions in work force and paid executive staff during and after fiscal 2002, and the Company's efforts to otherwise reduce operating costs.

Research and development expense decreased 80.1% to $23,732 during the three months ended December 31, 2002 from $119,491 during the three months ended December 31, 2001. The decrease in research and development expense was due to the reduction of development staff during fiscal 2002.

The Company recorded a gain from a change in accounting estimate of $1,298,748 during the three month period ended December 31, 2002, as a result of adjusting down its reserve for uncollectable chargebacks. This adjustment is based on management assessment of risk of uncollectable chargebacks. The downward adjustment is due primarily to lower processing volumes and improved controls that mitigate potential uncollectable merchant chargebacks.

The Company's variable option plan did not create any non-cash compensation adjustment during the three months ended December 31, 2002 or December 31, 2001 because all outstanding options maintained exercise prices greater than the quoted stock price during the three months ended and as of December 31, 2002 and December 31, 2001 respectively.

Our income tax benefit is zero because we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

Other Income and Expense

The Company incurred net other income and expense of ($1,170,907) for the three months ended December 31, 2002. This compares to ($43,105) for the three months ended December 31, 2001. The following items recorded during the three months ended December 31, 2002 account for the net other expense: The Company recorded a gain of $484,556 as a result of settling disputed amounts invoiced by a vendor. These amounts had previously been recorded as operating expense. In addition, Company recorded $1,361,257 additional expense for the pending settlement with Bank of Nevis, as discussed in Note 3 of the financial statements. The Company had previously recorded $531,743 for this matter. Interest and other income and expenses totaled ($12,285)

Six months ended December 31, 2002 compared with six months ended December 31, 2001.

Revenue

Revenue for the six months ended December 31, 2002 was $4,802,050 as compared to $9,311,571 for the six months ended December 31, 2001, a decrease of approximately 48%. During the six months ended December 31, 2002, revenues were primarily derived from payment processing activities, including $134,368 of revenues related to fees earned on the processing of chargebacks. During the six months ended December 31, 2001, revenues were primarily derived from payment processing activities, including $700,578 of revenues related to fees earned on the processing of chargebacks. In addition, $162,000 of revenues were earned under a software distribution agreement. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services. This is partially due to the loss of the Company's European processing partner and related customers as discussed in Note 8 to the financial statements. Revenues for the six months ended December 31, 2002 include $50,000 from the sale of a software license to M2 as discussed in Note 7 to the financial statements.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2002 was $3,620,990 or 75.4% of revenue. For the six months ended December 31, 2001, cost of revenue was $5,954,840 or 64.0% of revenue. The increase of cost of revenue as a percentage of revenue is due to an increase in the percentage of our merchants' transaction dollar volume paid to banks and processors.

Operating Expenses

Depreciation and amortization expense decreased 90.2% to $460,213 during the six months ended December 31, 2002 from $4,686,781 during the six months ended December 31, 2001. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $12,135,383 of goodwill impairment write-down during fiscal 2002.

Selling, general and administrative expense decreased 46.7% to $1,645,450 during the six months ended December 31, 2002 from $3,089,465 during the six months ended December 31, 2001. The decrease in selling, general and administrative expense was primarily due to reductions in work force and paid executive staff during and after fiscal 2002, and the Company's efforts to otherwise reduce operating costs.

Research and development expense decreased 54.3% to $115,576 during the six months ended December 31, 2002 from $252,882 during the six months ended December 31, 2001. The decrease in research and development expense was due to the reduction of development staff during fiscal 2002.

The Company recorded a gain from a change in accounting estimate of $1,298,748 during the six month period ended December 31, 2002, as a result of adjusting down its reserve for uncollectable chargebacks. This adjustment is based on management assessment of risk of uncollectable chargebacks. The downward adjustment is due primarily to lower processing volumes and improved controls that mitigate potential uncollectable merchant chargebacks.

The Company's variable option plan did not create any non-cash compensation adjustment during the six months ended December 31, 2002 or December 31, 2001 because all outstanding options maintained exercise prices greater than the quoted stock price during the six months ended and as of December 31, 2002 and December 31, 2001 respectively.

Our income tax benefit is zero because we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

During six months ended December 31, 2001, the Company incurred fines and added to the reserve for uncollectible chargebacks. No such fines or additions to reserves were incurred or deemed necessary during the six months ended December 31, 2002.

Other Income and Expense

The Company incurred net other income and expense of ($1,183,721) for the six month period ended December 31, 2002. This compares to ($53,396) for the six month period ended December 31, 2001. For the six month period ended December 31, 2002, the following items account for the net other income: The Company recorded a gain of $484,556 as a result of settling disputed amounts invoiced by a vendor. These amounts had previously been recorded as operating expense. The Company recorded $1,361,257 additional expense for the pending settlement with Bank of Nevis, as discussed in Note 3 of the financial statements. The Company had previously recorded approximately $531,743 for this matter. Interest and other income and expense totaled ($25,099)

Liquidity and Capital Resources

The Company likely will need to raise additional capital to finance ongoing operations during the next fiscal year, research and development and future plans for expansion. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, commercial or private debt or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining traditional bank or similar debt financing. Failure to obtain adequate financing when and in the amounts required would have a material adverse effect on the Company and could result in cessation of the Company's business and could force the Company to seek protection under bankruptcy laws. Since its inception, our business has incurred significant losses, and as of December 31, 2002, had an accumulated deficit of $291,535,565. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern, which was stated in our auditor's report on the Company's financial statements for the 2002 fiscal year. The Company expects to incur operating losses for the foreseeable future. We cannot be sure that the Company will generate sufficient revenues to ever achieve or sustain profitability.

M2 Agreement
On September 30, 2002, the Company entered into an agreement (the "Provider Agreement") with M2, Inc., a Florida corporation ("M2"), pursuant to which the Company engaged M2 to manage the Company's portfolio payment processing and technology business operations on an outsourced basis. Under the Provider
Agreement, M2 is responsible for the operation of substantially all of the Company's ongoing business operations, exclusive of administrative, financial and executive functions, which will continue to be located at DCTI's Salt Lake City, Utah offices. The initial term of the Provider Agreement is five years. M2's services under the Provider Agreement are to be subject at all times to the oversight and approval of the Company's Chief Executive Officer, who, in turn, is subject to the oversight of the Company's Board of Directors.

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

As additional consideration for the execution of the Provider Agreement, M2 agreed to provide $500,000 of debt financing, which was anticipated to involve the issuance by the Company of debentures to M2, although definitive documentation for such financing was not completed because the parties were unable to agreed to specific terms. During the quarter ended December 31, 2002, and in lieu of debt financing contemplated by the Provider Agreement, the Company and M2 entered into a Software License, Source Code, and Derivative Product Distribution Agreement (the "M2 Software License"). Under M2 Software License, M2 obtained a non-exclusive license to use the Company's proprietary software associated with its credit card processing business in consideration of payment by M2 of $50,000. Also during the quarter ended December 31, 2002, the Company agreed with M2 to sell to M2 essentially all of the fixed assets at the Company's Salt Lake City and Clearwater data center facilities for total consideration of $180,000, with payments to be made to the Company according to an installment payment schedule. During the quarter ended December 31, 2002, M2 paid a total of $10,000 of the purchase price for such assets. The remainder of the purchase price is due to be paid by M2 by April 6, 2003.

The Company believes that the Provider Agreement may affect liquidity positively by (i) increasing sales volume by introducing new payment processing and portfolio business; (ii) reducing expenses by streamlining and outsourcing some management, sales, marketing and technology functions; and (iii) allowing the Company essentially to defer the payment of general operating expenses until Free Cash Flow is sufficient to make payments. There can be no assurance that any of these benefits will materialize. Also, the revenue generated from the licensing transaction and the cash received upon the sale to M2 of the data center assets as described above have provided additional cash to fund the Company's operations.

Chargeback Reserves
-------------------
At December 31, 2002 and June 30, 2002, the Company had withheld $3,095,338 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at December 31, 2002 and June 30, 2002, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At December 31, 2002, our merchant reserves accrual was $3,095,338, however our restricted cash set aside for the purpose of funding such reserve was only $2,353,341, therefore the merchant reserve accrual was under funded by $741,997.

Cash Flow Activities
--------------------
Operating activities used $14,188 during the six months ended December 31, 2002 compared to providing $227,289 during the six months ended December 31, 2002. The net loss of $925,152 incurred during the six months ended December 31, 2002 included non-cash depreciation of $460,213, a non-cash adjustment to the accrued chargeback estimate of $1,298,748, a non-cash gain on settlement of liabilities of $484,556, and a non-cash loss on the sale of assets of $281,921. The decrease in restricted cash of $8,154,112 was offset, in large part, by a decrease in the merchant reserve liability of $7,630,881. Other changes in current asset and liabilities accounts accounted for the remaining net cash used in operating activities during the period.

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

During the six months ended December 31, 2002, investing activities provided $10,000 in cash from the payment received on the note receivable from the sale of assets to M2 Corporation.

During the six months ended December 31, 2001, investing activities used $11,792 for the purchase of assets.

During the six months ended December 31, 2002, $36,368 was paid as principal repayment of capital lease obligations and notes payable. During the six months ended December 31, 2001, $699,290 and $23,601 was paid as principal repayment of notes payable and capital lease obligations, respectively

Item 4.  Controls and Procedures.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On January 17, 2003, Certegy Card Services, Inc., f/k/a Equifax Card Services, Inc. ("Certegy"), filed a lawsuit against the Company as the successor in interest by merger to Access Services, Inc., and other parties named therein in the Circuit Court for the Sixth Judicial Circuit for Pinellas County, Florida. In that lawsuit, Certegy alleges that Access Services engaged in sales and marketing activities that culminated in a credit card processing agreement between Certegy and a third part, Tridico and Tridco, L.L.C. ("TNT"), and that TNT breached that agreement resulting in damages to Certegy. Certegy alleges that it has obtained a judgment against TNT in the amount of $4,424,539.51, which is unsatisfied. Certegy alleges that Access Services, which was acquired by the Company in 1999, is liable for the TNT judgment pursuant to an indemnity covenant in a separate agreement between Certegy and Access Services, and claims money damages for Certegy's losses, interest and attorney fees. The Company intends to vigorously defend the litigation.

On July 23, 2002, Evan M. Levine resigned as the Company's interim Chief Executive Officer and a member of its board of directors. Simultaneously with his written notice of resignation, Mr. Levine submitted to the Company a claim in writing for $240,000 in severance payments pursuant to an executive employment agreement Mr. Levine alleges he had with the Company. Mr. Levine asserted that the severance payment was triggered, notwithstanding his voluntary resignation, because a change of control, as defined under the alleged agreement, occurred in July 2002. Mr. Levine also threatened litigation if the amounts he alleged were owed to him were not paid. The Company disputed in writing any claim by Mr. Levine to severance payments under the alleged agreement. On December 12, 2002, the Company, with several other parties, filed a lawsuit against Evan M. Levine in U.S. District in Salt Lake City, Utah. In that action, the Company and its co-plaintiffs sought declaratory judgment for, among other things, that (i) DCTI had no employment agreement with Mr. Levine,
(ii) any employment agreement asserted by Mr. Levine was not authorized by the Company or its Board of Directors; (iii) no change of control as defined in the alleged contract had occurred; and (iv) an alleged stock option agreement Levine claimed to have for 3,750,000 shares of common stock was invalid and unenforceable. The Company also asserted a claim for an unspecified amount of money damages against Mr. Levine. The parties entered into a settlement agreement resolving all claims of Mr. Levine against the Company and all claims of the Company against Mr. Levine before Mr. Levine filed an answer.

On October 8, 2002, Carib Venture Partners Ltd. a St. Kitts corporation ("Carib") filed suit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Carib's statement of claim alleges that the Company has defaulted on a promissory note payable by the Company and in favor of Carib in the face amount of $592,107, of which the outstanding amount allegedly due to Carib is $105,571. The Company intends to vigorously defend this lawsuit.

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

On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company has answered the complaint and intends to vigorously defend the litigation.

On April 22, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint against the Company in Los Angeles County Superior Court alleging that the
Company failed to provide certain information in response to requests for information and, as a result, Equifax labeled Cybernet an excessive chargeback merchant and listed it on MasterCard International's Terminated Merchant File, making card-acquiring banks, credit card processors, as well as Visa and MasterCard, reluctant to do business with Cybernet. Cybernet also alleges that in September 2001, Visa fined it for excessive chargebacks, despite an agreement with the Company that it was to get a three-month grace period during which Visa would not impose any fines. Cybernet further alleges that the Company erroneously processed through the MasterCard and Visa systems credit card transactions originated by other Internet merchants not affiliated with Cybernet and that, as a result, MasterCard fined it $1.2 million and St. Kitts Bank placed a hold on its merchant account. Finally, Cybernet alleges that the Company improperly collected certain transaction fees. Cybernet's complaint purports to state claims for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment and interference with economic relations. In July 2002, the Company answered Cybernet's complaint. The Company intends to vigorously defend this action.

On April 15, 2002, the Bank of Nevis International Limited ("BONI") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement (the "BONI Agreement"). In particular, BONIalleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the BONI Agreement by (1) failing to pay processing fees due under the BONI Agreement; (2) negligently instructing BONI to make refunds to merchants; (3) instructing BONI to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss BONI may suffer; (5) not having proper or effective software to manage credit card transactions; (6)
delaying in instructing BONI to make payments; (7) improper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to BONI; and (10) failing to provide timely instructions to BONI. The claim also alleges that the Company and DataBank breached an agreement with BONI to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the BONI Agreement. Finally, BONI also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company moved to dismiss, but its motion was denied. During the three months ended December 31, 2002, the Company entered into an interim settlement agreement with BONI that allows the Company to continue its appeal but calls for the payment by the Company of $1,027,000 that the parties admit is not in dispute.

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. (the "Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in connection with the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. The Company has filed an answer in response to the Next Generation plaintiffs' complaint. The Company intends to vigorously defend this action.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserts claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. The Company is presently involved in settlement negotiations.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, the current Chief Executive Officer and a director of the Company, alleging that Ameropa is the assignee of several persons and entities that owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. On June 13, 2002, the court overruled the Company's demurrer to Ameropa's second cause of action sustained the Company's demurrer to the twelfth cause of action in the Third Amended Complaint. In July 2002, Ameropa filed its Fourth Amended Complaint. The Company answered the complaint and otherwise is defending the Ameropa Litigation.

On July 10, 2000, American Credit Card Processing Corp. filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The complaint in that matter includes claims for breach of contract, fraud and negligent representation in connection with a merchant bankcard services agreement. The Company filed and prevailed on a motion to dismiss for lack of jurisdiction. American Credit Card subsequently has re-filed the complaint in the United States District Court for the District of Utah. The Company intends to vigorously defend the claim. The claim for damages is for approximately $422,720. The court in that matter has ordered the Company to mediate the dispute, but no date has been set for the mediation

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on August 28, 2003. Limited discovery has occurred and there is currently a mediation scheduled for February 20, 2003.

On November 8, 2000, NetPro, Ltd. filed a lawsuit against the Company in Circuit Court for Pinellas County, Florida. NetPro's complaint for injunctive relief against DCTI seeks a temporary and permanent injunction enjoining the Company from releasing NetPro's funds to ePayment Solutions, Inc. until an accounting can be done, and then ordering the Company to release the funds directly to NetPro. The amount in controversy is unspecified. Currently, NetPro has granted DCTI an indefinite extension to file an answer to see if the case can be settled. If it is not settled, the Company intends to vigorously defend itself in the matter

In addition to the above matters, the Company is and has been the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management that the ultimate disposition of these legal matters will not individually or in the aggregate have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company. These claims, if determined adversely to the Company, could have a material adverse effect on the Company's financial position, liquidity and results of operations.

The Company believes that it has adequately provided for all known financial exposures, that are probable and reasonably estimable.

Item 2.  Changes in Securities and Use of Proceeds

         Item 2(c) Equity Securities Issued or Sold by the Registrant without Registration.

During the six months ended December 31, 2002, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

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


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

     The following documents are included as exhibits to this report.

         Exhibits         Exhibit Description                                               Page or Location
         --------         -------------------                                               ----------------
         3.1              Amended and Restated Certificate of Incorporation                 (1)
         3.2              By-laws                                                           (1)
         10.1             Lease Agreement                                                   (2)
         10.2             Second Amended and Restated Incentive Plan                        (3)
         10.3             Stock Exchange Agreement with Digital Courier                     (4)
                               International, Inc.
         10.4             Securities Purchase Agreement with Brown Simpson dated November
                              23, 1998 as amended December 2, 1998                          (5)
         10.5             Securities Purchase Agreement with Brown Simpson dated March 3,
                              1999                                                          (6)
         10.6             Agreement with Brown Simpson dated June 7, 1999                   (8)
         10.8             Stock Purchase Agreement with SB.Com, Inc.                        (7)
         10.9             Securities Purchase Agreement with Transaction Systems
                              Architects, Inc.                                              (7)
         10.10            Settlement Services Agreement with St. Kitts Nevis Anguilla       (8)
                              National Bank
         10.11            Transaction Processing Services Agreement with Equifax Card       (8)
                              Services, Inc.
         10.12            Global Master Service Agreement with Global Payment Systems LLC   (8)
         10.13            Form of DataBank Settlement Agreement                             (8)
         10.14            Amendment No. 1 to Settlement and Release Agreement with Don      (9)
                              Marshall dated March 18, 2002
         10.15            Agreement with M2, Inc. dated September 30,  2002                 (10)
         10.16            License Agreement with M2, Inc., dated November 27, 2002
         10.17            Bill of Sale for Data Center Assets (M2, Inc.)
         21.1             Subsidiaries of the Registrant                                    (8)
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

(b)  Current Reports on Form 8-K

On December 3, 2002, the Company filed an amendment to a Current Report on Form 8-K that originally was filed on July 29, 2002. The amendment to such Current Report reflected that in connection with his conversion, the Company had understated the actual number of issued and outstanding shares of common stock as of July 8, 2002, and the actual number of shares issued and outstanding was not 45,053,019, as reported in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, but was 46,051,572. Thus, the Company was able to issue to Mr. Marshall only 28,948,428 shares, rather than the 29,946,981 shares indicated in the original Current Report. Thus, the percentage of the Company's common stock controlled by Mr. Marshall is approximately 49.9% rather than the 51.1% originally stated in the Current Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DIGITAL COURIER TECHNOLOGIES, INC.



        Date:                            By       /s/ Lynn J. Langford
                                                 -----------------------------
        February 19, 2003                             Lynn J. Langford
                                                      Chief Financial Officer

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



Date: February 19, 2003                   /s/ Don Marshall
                                          ---------------------------------
                                              Don Marshall
                                              Chief Executive Officer
                                              (Principal Executive Officer)

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


Date: February 19, 2003        /s/ Lynn J. Langford
                              -------------------------------------------------
                                   Lynn J. Langford
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)