Form 10-Q
period 2003-03-31
DIGITAL COURIER TECHNOLOGIES INC
filed 2003-05-20
CIK 774055

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    --------                  -------

                         Commission File Number 0-20771

                                 TRANSAXIS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    87-0461856
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

348 East 6400 South, Suite 220
Salt Lake City, Utah                                          84107
(Address of principal executive offices)                    (Zip Code)

                                 (801) 266-5390
              (Registrant's telephone number, including area code)

                       Digital Courier Technologies, Inc.
                   (Former name, if changed since last report)


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                 Yes [ ]          No  [X]

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

     As of May 20, 2003, the Registrant had issued and outstanding 750,000 shares of common stock, par value $.0001 per share, after adjustment for a 1-for-100 reverse stock split effective May 8, 2003.


                                 TRANSAXIS, INC.
                                 ---------------
                                    FORM 10-Q

                  For the Quarterly Period Ended March 31, 2003

                                      INDEX

                                                                                                                Page
                                                                                                                ----

                                                  PART I. FINANCIAL INFORMATION

Item 1         Financial Statements
                  Condensed and Consolidated Balance Sheets at March 31, 2003 and June 30, 2002....................3
                  Consolidated Statement of Operations - Three Months ended March 31, 2003 and 2002............... 5
                  Consolidated Statement of Operations - Nine Months Ended March 31, 2003 and 2002.................6
                  Consolidated Statement of Cash Flows - Nine Months Ended March 31, 2003 and 2002  .............. 7
                  Notes to Consolidated Financial Statements  ....................................................10
Item 2         Management's Discussion and Analysis of Financial Condition and Results of Operations  ............22
Item 4         Controls and Procedures  ..........................................................................29


                                                   PART II. OTHER INFORMATION

Item 1         Legal Proceedings..................................................................................30
Item 2         Changes in Securities and Use of Proceeds..........................................................33
Item 3         Defaults Upon Senior Securities....................................................................34
Item 5         Other Information..................................................................................34
Item 6         Exhibits and Reports on Form 8-K  .................................................................35


Signatures  ......................................................................................................37
Certifications  ..................................................................................................38

                                       2

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (unaudited)

                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     March 31,
                                                       2003          June 30,
                                                   (unaudited)         2002
                                                   ------------    ------------

CURRENT ASSETS:
   Cash                                            $      6,936    $     47,492
   Restricted cash                                    1,824,394      10,507,453
   Trade Receivables                                    111,675            --
   Receivable from payment processor                     15,006         146,820
   Prepaid expenses and other current assets             79,878         366,680
                                                   ------------    ------------

                Total current assets                  2,037,889      11,068,445
                                                   ------------    ------------

PROPERTY AND EQUIPMENT:
   Computer and office equipment                        166,362       7,471,563
   Furniture, fixtures and leasehold improvements        32,222         391,756
                                                   ------------    ------------

                                                        198,584       7,863,319
   Less accumulated depreciation and amortization      (183,547)     (6,921,417)
                                                   ------------    ------------

                Net property and equipment               15,037         941,902
                                                   ------------    ------------

  TOTAL ASSETS:                                    $  2,052,926    $ 12,010,347
                                                   ============    ============


                See accompanying notes to condensed consolidated
                             financial statements.


                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                                    March 31,        June 30,
                                                                                      2003            2002
                                                                                  -------------    -------------

CURRENT LIABILITIES:
   Notes payable (including related party notes payable
   of $389,191 and $ 98,665)                                                       $   1,307,630    $     606,719
   Current portion of capital lease obligations                                           17,072           44,674
   Accounts payable                                                                      918,176        1,673,507
   Merchant reserves                                                                   2,852,003       10,726,219
   Accrued merchant deposit                                                              669,246          692,246
   Settlements due to merchants                                                           60,515           28,572
   Accrued chargebacks                                                                   574,104        1,882,195
   Accrued legal settlement                                                            1,717,341          531,743
   Other accrued liabilities                                                             527,239        1,493,773
                                                                                   -------------    -------------

                Total current liabilities                                              8,643,326       17,679,648
                                                                                   -------------    -------------

CAPITAL LEASE OBLIGATIONS, net of current portion                                           --              5,165
                                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES:
   Redeemable Preferred Stock,  $10,000 par value;  2,500,000 shares authorized,
     360 shares outstanding (liquidation preference of $3,600,000)
                                                                                       3,600,000        3,600,000

STOCKHOLDERS' DEFICIT:
   Common stock,  $.0001 par value;  75,000,000 shares  authorized,  750,000 and
     460,430 shares outstanding, respectively
                                                                                              75               46
   Additional paid-in capital                                                        280,492,817      279,984,802
   Warrants outstanding                                                                1,363,100        1,363,100
   Stock subscription                                                                    (12,000)         (12,000)
   Accumulated deficit                                                              (292,034,392)    (290,610,414)
                                                                                   -------------    -------------

                Total stockholders' deficit                                          (10,190,400)      (9,274,466)
                                                                                   -------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                                      $   2,052,926    $  12,010,347
                                                                                   =============    =============


                See accompanying notes to condensed consolidated
                             financial statements.

                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003             2002
                                              ------------    ------------

NET REVENUES                                  $    440,897    $  4,017,630

COST OF REVENUES                                   276,598       2,302,136
                                              ------------    ------------

                Gross margin                       164,299       1,715,494
                                              ------------    ------------

OPERATING EXPENSES:
   Depreciation and amortization                     4,731       2,313,368
   Impairment writedown of goodwill                   --        12,135,383
   Selling, general and administrative             634,698       1,390,263
   Research and development                          5,008         130,928
   Fines and chargebacks                              --           210,000
                                              ------------    ------------

                Total operating expenses           644,437      16,179,942
                                              ------------    ------------

OPERATING LOSS                                $   (480,138)   $(14,464,448)
                                              ------------    ------------

OTHER INCOME (EXPENSE):
   Interest and other income                         5,861             569

   Interest and other expense                      (25,547)        (24,821)
                                              ------------    ------------

                Other expense, net                 (18,686)        (24,252)
                                              ------------    ------------

NET LOSS                                      $   (498,824)   $(14,488,700)
                                              ============    ============

NET LOSS PER COMMON SHARE:
     Basic and Diluted                        $      (0.67)   $     (33.23)

                                              ------------    ------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                             750,000         436,000
                                              ============    ============


                See accompanying notes to condensed consolidated
                             financial statements.


                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                  2003            2002
                                              ------------    ------------

NET REVENUES                                  $  5,242,946    $ 13,329,200

COST OF REVENUES                                 3,897,589       8,256,976
                                              ------------    ------------

                Gross margin                     1,345,357       5,072,224
                                              ------------    ------------

OPERATING EXPENSES:
   Depreciation and amortization                   464,944       7,000,149
   Impairment writedown of goodwill                   --        12,135,383
   Selling, general and administrative           2,280,148       4,479,719
   Research and development                        120,585         383,810
   Fines and chargebacks                              --           520,000
   Change in estimate of chargeback accrual     (1,298,748)           --
                                              ------------    ------------

                Total operating expenses         1,566,929      24,519,061
                                              ------------    ------------

OPERATING LOSS                                    (221,572)    (19,446,837)
                                              ------------    ------------

OTHER INCOME (EXPENSE):
   Accrual for legal settlement                 (1,361,257)          1,387
   Interest and other income                         4,763          42,167
   Gain on settlement of liability                 484,556            --
   Net loss on sale of assets                     (281,921)           --
   Interest and other expense                      (48,547)       (121,202)
                                              ------------    ------------

                Other expense, net              (1,202,406)        (77,648)
                                              ------------    ------------

NET LOSS                                      $ (1,423,978)   $(19,524,485)
                                              ============    ============


NET LOSS PER COMMON SHARE:
     Basic and Diluted                        $      (2.12)   $     (46.27)
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and Diluted                             672,000         422,000
                                              ============    ============


                See accompanying notes to condensed consolidated
                             financial statements.


                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                                          2003           2002
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (1,423,978)   $(19,524,485)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                          464,944       7,000,149
    Loss from impairment writedown of goodwill                                --        12,135,383
    Loss on disposition of equipment                                       281,921
    Gain from change in estimate of accrued chargebacks                 (1,298,748)           --
    Gain on settlement of liability                                       (484,556)           --
    Changes in operating assets and liabilities, net of effect of acquisitions:
         Restricted cash                                                 8,683,059      16,518,733
         Trade accounts receivable                                        (111,675)           --
         Receivable from payment processor                                 (43,845)      1,087,140
         Deposit with payment services processor                              --         2,067,148
         Deferred revenue                                                     --          (324,388)
         Prepaid expenses and other current assets                         336,802         103,104
         Accounts payable                                                  304,610         210,979
         Settlements due to merchants                                       31,943      (2,140,134)
         Merchant reserves                                              (7,874,216)    (13,977,960)
         Accrued merchant deposits                                         (23,000)           --
         Due to processor                                                     --        (2,484,107)
         Accrued chargebacks                                                (9,343)        179,340
         Accrued legal settlement                                        1,361,257            --
         Accrued liabilities                                              (167,964)          7,800
                                                                      ------------    ------------

             Net cash provided by operating activities                      27,211         858,702
                                                                      ------------    ------------


                See accompanying notes to condensed consolidated
                             financial statements.


                                 TRANSAXIS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (Continued)
                                   (Unaudited)



                                                               2003           2002
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             --          (20,895)
   Payment received on note receivable                          10,000           --
                                                           -----------    -----------

                Net cash provided by (used in) investing        10,000        (20,895)
                  activities
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations             (32,767)       (33,328)
   Principal payments on borrowings                            (45,000)    (1,049,936)
                                                           -----------    -----------

                Net cash used in financing activities          (77,767)    (1,083,264)
                                                           -----------    -----------

NET DECREASE IN CASH                                           (40,556)      (245,457)
CASH AT BEGINNING OF PERIOD                                     47,492        712,264
                                                           -----------    -----------

CASH AT END OF PERIOD                                      $     6,936    $   466,807

                                                           ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $     9,937    $   112,810


During the nine months ended March 31, 2003 the Company:

         o Satisfied an accrued liability to a related party of $798,570 with a $290,526 related party note payable and 28,948,428 shares of the Company's common stock.

         o Sold property and equipment in exchange for a $180,000 note receivable.

         o    Satisfied an account payable with a $260,000 note payable.

         o Satisfied an account payable of $300,385 net of an offsetting receivable for $120,000 with a note payable of $180,385.

         o Reduced an accrued legal settlement liability by $175,659 with an offsetting reduction of a receivable from payment processor. 8

     During the nine months ended March 31, 2002, the Company issued 14,286 shares of common stock to a related party as settlement of a $100,000 obligation.

                See accompanying notes to condensed consolidated
                             financial statements.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - INTERIM CONDENSED FINANCIAL STATEMENTS

Significant Events During the Nine Months Ended March 31, 2003

o    M2 Transaction
         During the nine months ended March 31, 2003, the Company entered into and then expanded a relationship with M2 Corporation. The Company entered into a provider agreement with M2 pursuant to which M2 agreed to provide many of the Company's administrative and operational services on an outsourced basis. Also, the Company sold M2 a nonexclusive license to the Company's Internet Payment Gateway technology. In addition, the Company sold to M2 essentially all of its data center assets. These transactions are discussed in Management's Discussion & Analysis below. As a result of these transactions, all of the Company's processing services have been contracted out to M2. M2 performs processing services for the Company's customers; the Company charges its customers for such services and pays a fee to M2.

o    Settlement of Accounts Payable
        The Company successfully negotiated the settlement of a disputed trade payable. The Company settled a liability of $744,829 by issuing a note payable of $275,000. The promissory note bears simple interest at an annual interest rate of 6.00% and is to be paid in monthly installments of $15,000 until June 15, 2004 when the entire unpaid principal and interest balance is due. This resulted in a gain of $484,556 being recorded during the nine months ended March 31, 2003.

o    Change in Estimate of Chargeback Accrual
         The Company recorded a gain of $1,298,748 on a change in accounting estimate during the nine months ended March 31, 2003. The Company maintains a reserve for unrecoverable merchant chargebacks. Based upon management estimates and analysis, which considered the recent minimal amounts of unrecoverable merchant chargebacks recorded and decreasing processing volumes, the reserve was decreased resulting in the recorded gain.

o    Loss of Significant Customer
         During the nine months ended March 31, 2003 the Company lost its relationship with its European processing partner and, as a result, significant merchant processing volume.

o    Increase in Accrual for Legal Settlement
         The Company recorded expense of $1,361,257 during the nine-month period ended March 31, 2003 related to a pending settlement of the Bank of Nevis legal matter. The matter and settlement are discussed below under Legal Matters in Note 4 below.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Condensed Unaudited Financial Statements

The accompanying interim condensed financial statements as of March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The financial statements are condensed and, therefore, do not include all disclosures normally required by U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending June 30, 2003. Certain previously reported amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

During the three months and nine months ended March 31, 2003, the Company generated net losses of $498,824 and $1,423,978 respectively. Since its inception, our business has incurred significant losses, and as of March 31, 2003 had negative working capital of $6,605,437. As a result, there is substantial doubt about the Company's ability to continue as a going concern, which was stated in auditor's report on the Company's financial statements for the 2002 fiscal year. Although during the periods covered by this report, management projected improved cash flows from operating activities, improvement was not realized due to decreases in operating revenue and the loss of customers and processing relationships. Management continues to try to implement plans for increasing cash flow from operating activities, although there can be no assurance that management will be successful. Management may also be required to pursue sources of additional funding to meet ongoing operating expenses. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock Options

The Company has established the Second Amended and Restated Incentive Plan (the "Option Plan") for employees and consultants. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                    Three Months Ended             Nine Months Ended
                                                         March 31                       March 31
                                               ------------------------------ -----------------------------
                                                   2003            2002           2003           2002
                                               -------------- --------------- -------------- --------------

                                                $  (498,824)  $ (14,488,700)  $ (1,423,978) $ (19,524,485)



         Deduct: Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of related tax
         effects                                     (7,000)       (126,000)       (92,000)      (250,000)
                                               -------------- --------------- -------------- --------------

                                                $  (505,824)  $ (14,614,700)  $ (1,515,978) $ (19,774,485)
                                               ============== =============== ============== ==============


         Net loss per common share:

           Basic and diluted - as reported       $    (0.67)  $      (33.23)    $    (2.12) $      (46.27)
                                               ============== =============== ============== ==============
           Basic and diluted - pro forma         $    (0.67)  $      (33.52)    $    (2.26)  $     (46.86)

                                               ============== =============== ============== ==============


                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2 - REVERSE STOCK SPLIT

On May 8, 2003, the Company completed a 1-for-100 reverse stock split, thus reducing the number of common shares issued and outstanding on that date from 75,000,000 to 750,000. All common share amounts in this Form 10-Q have been adjusted to reflect this reverse stock split. All outstanding options and warrants to purchase common stock have also been adjusted to reflect the reverse stock split.

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

Options to purchase 41,424 and 41,424 shares of common stock at weighted average exercise prices of $14 and $82 per share as of March 31, 2003 and 2002,

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

respectively; warrants to purchase 24,900 and 4,900 shares of common stock at weighted average exercise prices of $198 and $1,002 per share as of March 31, 2003 and 2002 respectively; 360 shares of Series D preferred stock convertible to 120,000 shares of common stock at $30 per share at March 31 2003, and 360 shares of Series A preferred stock convertible to 8,000 shares of common stock at $450 per share at March 31, 2002 were not included in the computation of Diluted EPS. The inclusion of the options, warrants and preferred stock would have been anti-dilutive, thereby decreasing net loss per common share.

In addition to the options issued, 22,329 additional options to purchase shares at weighted average exercise prices of $8 had been approved but had not been granted because of insufficient authorized capital as discussed in Note 6 below. The inclusion of these options would have been anti-dilutive, thereby decreasing net loss per common share.



NOTE 4 - COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 17, 2003, Certegy Card Services, Inc., f/k/a Equifax Card Services, Inc. ("Certegy"), filed a lawsuit against the Company as the successor in interest by merger to Access Services, Inc., and other parties named therein in the Circuit Court for the Sixth Judicial Circuit for Pinellas County, Florida. In that lawsuit, Certegy alleges that Access Services engaged in sales and marketing activities that culminated in a credit card processing agreement between Certegy and a third party, Tridico and Tridco, L.L.C. ("TNT"), and that TNT breached that agreement resulting in damages to Certegy. Certegy alleges that it has obtained a judgment against TNT in the amount of $4,424,540, which is unsatisfied. Certegy alleges that Access Services, which was acquired by the Company in 1999, is liable for the TNT judgment pursuant to an indemnity covenant in a separate agreement between Certegy and Access Services, and claims money damages for Certegy's losses, interest and attorney fees. The Company intends to vigorously defend the litigation.

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

On October 8, 2002, Cyber Consultants, Ltd., a St. Kitts corporation ("Cyber Consultants") filed a lawsuit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Cyber Consultants' statement of claim alleges that the Company is in breach of a contract between the Company and Cyber Consultants and seeks an accounting under the contract and damages in an unspecified amount. The Company intends to vigorously defend this lawsuit

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company has answered the complaint and intends to vigorously defend the litigation.

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

On April 15, 2002, the Bank of Nevis International Limited ("BONI") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement (the "BONI Agreement"). In particular, BONI alleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the BONI Agreement by (1) failing to pay processing fees due under the BONI Agreement; (2) negligently instructing BONI to make refunds to merchants; (3) instructing BONI to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss BONI may suffer; (5) not having proper or effective software to manage credit card transactions; (6)
delaying in instructing BONI to make payments; (7) improper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to BONI; and (10) failing to provide timely instructions to BONI. The claim also alleges that the Company and DataBank breached an agreement with BONI to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the BONI Agreement. Finally, BONI also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company moved to dismiss, but its motion was denied. During the three months ended December 31, 2002, the Company entered into an interim settlement agreement with BONI that allows the Company to continue its appeal but calls for the payment by the Company of $1,027,000 that the parties admit is not in dispute.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. (the "Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in connection with the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. After the period ended March 31, 2003, claims of the Next Generation plaintiffs were dismissed with prejudice.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 5,000 shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserted claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. During the three months ended March 31, 2003, the Company entered into a settlement agreement with Messrs. Thompson and Nagel, and the case was dismissed.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, the current Chief Executive Officer and a director of the Company, alleging that Ameropa is the assignee of several persons and entities that owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. Discovery in the case is ongoing, and subsequent to March 31, 2003, Ameropa sought permission to file its Fifth Amended Complaint. If filed, the Company will answer the complaint and otherwise defend the Ameropa litigation.

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

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on October 20, 2003. Discovery is on-going and DCTI is vigorously defending against the claims.

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

The Company believes that it has adequately provided for all known financial exposures that are probable and reasonably estimable.

NOTE 5 - Under funded Merchant Reserves

At March 31, 2003 and June 30, 2002, the Company has withheld $2,852,003 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements at March 31, 2003 and June 30, 2002, respectively. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At March 31, 2003, the merchant reserve accrual was $2,852,003, however, restricted cash on hand for funding such reserves was only $1,824,394. Therefore, merchant reserve accrual was under funded by $1,027,609 as of March 31, 2003.

NOTE 6 - CAPITAL TRANSACTIONS.

On May 8, 2003, the Company affected a 1-for-100 reverse stock split, thus reducing the number of common shares issued and outstanding on that date from 75,000,000 to 750,000. All common share amounts in this Form 10-Q have been retroactively restated to reflect this reverse stock split. All outstanding options and warrants to purchase common stock were also retroactively revised to reflect the reverse stock split.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Preferred Stock

The Company is authorized to issue up to 2,500,000 shares of its $0.0001 par value preferred stock. The Company's Board of Directors is authorized, without shareholder approval, to fix the rights, preferences, privileges and restrictions of one or more series of the authorized shares of preferred stock.

Common Stock Issuances and Other Transactions

In September 2002, the Company issued 289,484 shares of its common stock upon the conversion of a debt payable to a stockholder (see Marshall Settlement and Conversion, below).

Marshall Settlement and Conversion

On October 16, 2001, the Company entered into a Settlement and Release Agreement (the "Settlement Agreement") with Don Marshall, a shareholder of DataBank and a former President and director of the Company. By the Settlement Agreement, Mr. Marshall and the Company settled claims Mr. Marshall had asserted against the Company for breach of a registration rights agreement executed in connection with the DataBank acquisition and for breach of a prior consulting agreement between Mr. Marshall and the Company. As part of that settlement, the Company issued to Mr. Marshall 35,000 shares of common stock and agreed to pay Mr. Marshall $800,000 in quarterly installments (the "Cash Payment"), beginning with the quarter ending December 31, 2001, based upon a percentage of the Company's earnings before taxes, depreciation and amortization, if any, during each quarter. The Company agreed to make all payments by October 2004 with annual interest at 15% accruing beginning in 2003. To assure payment, the Company also executed a confession of judgment that could be entered upon default under the Settlement Agreement, in the amount of $7,500,000.

In February 2002, Mr. Marshall asserted that the Company had defaulted with respect to its obligation to pay the Cash Payment because the Company failed to remit to him the required quarterly payment after due notice and after the expiration of the cure period specified in the Settlement Agreement. In order to resolve that dispute, the Company and Mr. Marshall entered into Amendment No. 1 to Settlement Agreement, dated March 18, 2002, pursuant to which, among other things, (i) Mr. Marshall waived any prior default by the Company with respect to the Cash Payment obligation under the Settlement Agreement, (ii) the Company paid to Mr. Marshall a concession fee of $136,000, of which $36,000 was paid on March 20, 2002 and $100,000 was paid by delivery to Mr. Marshall of 14,286 additional shares of the Company's common stock, (iii) the Company and Mr. Marshall agreed to restructure the payment of the Cash Payment so it was payable without interest at the rate of $3,500 on the fifth day and twentieth day of

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

each month (for an aggregate monthly payment of $7,000) commencing with May 5, 2002 and until March 31, 2006, when the balance would be payable in full, (iv) the Company agreed that upon an event of default as defined in the Amendment, including any default in the payment by the Company of the Cash Payment according to the modified schedule, any unpaid balance of the Cash Payment would begin to accrue simple interest at the rate of 1.5% per month until paid in full, and Mr. Marshall would be able to convert all or any portion of the then unpaid balance of the Cash Payment plus any accrued and unpaid interest into the Company's common stock at the lesser of (A) $7 per share, or (B) the average closing bid price of the Company's common stock for the 20 trading days immediately preceding the date of such conversion.

The Company failed to pay Mr. Marshall as required on May 5, May 20 and June 5, 2002. Mr. Marshall provided written notice as required by the Amendment Agreement on June 19, 2002, and DCTI failed to cure such default with the time allowed. On June 25, 2002, therefore, an Event of Default occurred. On July 8, 2002, Mr. Marshall notified DCTI that he had converted a total of $525,570 of the outstanding cash amount under the Amendment Agreement into 299,470 shares of the Company's common stock. The Company subsequently notified Mr. Marshall that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion, and therefore he was allowed to convert only $508,045 into 289,484 shares of common stock. Certificates representing these shares were issued to Nautilus Management Ltd., a company wholly owned by Mr. Marshall, on September 12, 2002.

Since the conversion, the Company has paid a total of $ 10,500 of the Cash Payment to Mr. Marshall $1,429 of which applied to principal and $9,071 paid as interest, leaving an unpaid balance as of the date of this report of $290,526 principal and $29,084 accrued interest, which amount continues to be convertible into common stock at Mr. Marshall's option.

As a result of his conversion, coupled with his acquisition of certain proxy rights, Mr. Marshall acquired actual ownership or voting control of a total of 374,268 shares of the Company's 750,000 issued and outstanding shares of common stock, representing 49.9% of the total voting power.

NOTE 7 - STOCK-BASED COMPENSATION

The Company has elected to continue to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans as they relate to employees and directors. Since fiscal 2000, the Company has used variable plan accounting to account for stock based compensation. Under variable plan accounting, changes, either increases or decreases, in the market price of the Company's common stock result in a change in the measurement of compensation. Compensation is measured as the difference between the market price and the option exercise price and is amortized to expense over the vesting period. During the three months and nine months ended March 31, 2003, the Company did not record any expense associated with these awards, as their intrinsic value was zero.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS


In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value-based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

In April 2002,  the FASB issued  Statement  of  Financial  Accounting  Standards
(SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                        TRANSAXIS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 9 - SUBSEQUENT EVENTS


         On April 30, 2003, the Company entered into a Letter of Intent ("LOI") with FreeStar Technology Corporation, a Nevada corporation ("FreeStar"), for the purpose of setting forth the proposed terms of an agreement in principle pursuant to which FreeStar would acquire the issued and outstanding common stock of the Company pursuant to a statutory merger of the Company with and into a subsidiary of FreeStar (the "Merger").

         Under the LOI, each outstanding share of the Company's common stock outstanding or deemed to be outstanding upon the assumed conversion of any preferred stock or other convertible instruments as a result of the consummation of the Merger is to be converted into the right to receive that number of validly issued, fully paid, nonassessable and registered shares of FreeStar equal to (a) the greater of (i) 10,000,000 shares, or (ii) that number of shares equal to $1,800,000 divided by the Closing Price (as defined in the LOI), (b) divided by the number of shares of the Company's common stock outstanding or deemed to be outstanding as of the Effective Date of the Merger (as defined in the LOI).

         The consummation of the proposed Merger is dependent upon a number of conditions, including among others to be set forth in definitive documentation:
(a) the negotiation and execution of a definitive agreement; (b) the formal approval of the Boards of Directors and shareholders of each of the companies;
(c) the effectiveness of a Form S-4 registration statement with the Securities and Exchange Commission covering the shares to be issued by FreeStar in the transaction; (d) the completion by each of the companies of its due diligence investigation concerning the other company to each company's satisfaction; and
(e) at FreeStar's expense, rendering of a fairness opinion by an independent broker-dealer firm that the contemplated transaction is fair to FreeStar and the stockholders of the Company.

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

Overview


During the three months and nine months ended March 31, 2003, the Company generated net losses of $498,824 and $1,423,978 respectively. Since its inception, our business has incurred significant losses, and as of March 31, 2003 had negative working capital of $6,605,437. As a result, there is substantial doubt about the Company's ability to continue as a going concern, which was stated in auditor's report on the Company's financial statements for the 2002 fiscal year. Although during the periods covered by this report, management projected improved cash flows from operating activities, improvement was not realized due to decreases in operating revenue and the loss of customers and processing relationships. Management continues to try to implement plans for increasing cash flow from operating activities, although there can be no assurance that management will be successful. Management may also be required to pursue sources of additional funding to meet ongoing operating expenses. There can be no assurance that additional funding will be available or, if available, that it will be available on acceptable terms or in required amounts.

The Company has continued its efforts to reduce operating expenses during the three months ended March 31, 2003, and will be required to continue to do so. As of the end of such period, the Company has essentially outsourced its core business operations to a third party, and has significantly decreased its administrative and managerial overhead. Management is also seeking to develop new and different processing partner and customer opportunities that will allow the Company to exploit what it believes are significant technological advantages of its Internet payment processing systems. Notwithstanding those efforts, management does not currently anticipate that cash flows from operations will be sufficient to sustain operations during the next 12 months absent significant improvements in cash flow from operations or access to supplemental financing in the form of third party debt or equity transactions. There can be no assurance that management's plans to add processing customers and partners will be achieved or that capital from financing through private or commercial credit or through sale of the Company's securities will be available when, and in the amounts required by the Company. If additional required capital is not available when in the amounts required, the Company will have to curtail some operations or seek protections under bankruptcy laws.

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

Accrual for chargebacks. The Company maintains an accrual for chargebacks that it may incur from the credit card processing volume that goes through its system. Although the Company holds merchant funds in reserve to offset chargebacks, in the event a merchant has insufficient reserves and is unable to meet the chargeback obligation, the chargeback expense is then the Company's liability. Because these chargebacks relate to ongoing revenues, a reserve is maintained. At March 31, 2003 the reserve balance was $574,104 compared to $1,882,195 at June 30, 2002. The reserve is an estimate made by Company's management and is based upon processing volume and unrecoverable chargeback expense experience.


Results of Operations

Three months ended March 31, 2003 compared with three months ended March 31, 2002.

Revenue

Revenue for the three months ended March 31, 2003 was $440,897, compared to $4,017,630 for the three months ended March 31, 2002, a decrease of 89%. During the three months ended March 31, 2003, substantially all revenues were derived from payment processing activities, including $24,837 of revenues related to fees earned on the processing of chargebacks. During the three months ended March 31, 2002, revenues were primarily derived from payment processing activities, including $212,235 of revenues related to fees earned on the processing of chargebacks. In addition, $162,387 of revenues were earned under a software distribution agreement. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services, and specifically the loss of the Company's European processing partner and related customers.

Cost of Revenue

Cost of revenue includes amounts paid to banks and processing partners. Cost of revenue for the three months ended March 31, 2003 was $276,598 or 62.7% of revenue. For the three months ended March 31, 2002, cost of revenue was $2,302,136 or 57.3% of revenue. The increase of cost of revenue as a percentage of revenue is due to an increase in the percentage of our merchants' transaction dollar volume paid to banks and processors.

Operating Expenses

Depreciation and amortization expense decreased 99.8% to $4,731 during the three months ended March 31, 2003 from $2,313,368 during the three months ended March 31, 2002. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $12,135,383 of goodwill impairment write-down during fiscal 2002 and decrease of depreciation expense from the sale of the Company's data center assets in Florida and Utah during the three months ended December 31, 2002.

Selling, general and administrative expense decreased 54.3% to $634,698 during the three months ended March 31, 2003 from $1,390,263 during the three months ended March 31, 2002. The decrease in selling, general and administrative expense was primarily due to reductions in work force and paid executive staff during and after fiscal 2002, and the Company's efforts to otherwise reduce operating costs.

Research and development expense decreased 96.2% to $5,008 during the three months ended March 31, 2003 from $130,928 during the three months ended March 31, 2002. The decrease in research and development expense was due to the reduction of development staff during fiscal 2002, as well as, the outsourcing of R&D to M2 earlier in fiscal 2003.

The Company's variable option plan did not create any non-cash compensation adjustment during the three months ended March 31, 2003 or March 31, 2002 because all outstanding options maintained exercise prices greater than the quoted stock price during the three months ended and as of March 31, 2003 and March 31, 2002 respectively.

Our income tax benefit is zero because we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

Other Income and Expense

The Company incurred net other income and expense of ($18,686) for the three months ended March 31, 2003. This compares to ($24,252) for the three months ended March 31, 2002. During the three-month period ended March 31, 2003, interest and other expense of $25,547 were partially offset by interest and other income of $5,861. During the three-month period ended March 31, 2002, interest and other expense of $24,821 were partially offset by interest and other income of $569.

Nine months ended March 31, 2003 compared with nine months ended March 31, 2002.

Revenue

Revenue for the nine months ended March 31, 2003 was $5,242,946 compared to $13,329,200 for the nine months ended March 31, 2002, a decrease of 60.7%. During the nine months ended March 31, 2003, revenues were primarily derived from payment processing activities, including $159,205 of revenues related to fees earned on the processing of chargebacks. During the nine months ended March 31, 2002, revenues were primarily derived from payment processing activities, including $912,813 of revenues related to fees earned on the processing of chargebacks. In addition, $324,388 of revenues were earned under a software distribution agreement. The decrease in revenues is primarily due to fewer merchants utilizing the Company's processing services. This is largely due to the loss of the Company's European processing partner and related customers. Revenues for the nine months ended March 31, 2003 include $50,000 from the sale of a software license to M2.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2003 was $3,897,589 or 74.3% of revenue. For the nine months ended March 31, 2002, cost of revenue was $8,256,976 or 61.9% of revenue. The increase of cost of revenue as a percentage of revenue is due to an increase in the percentage of our merchants' transaction dollar volume paid to banks and processors.

Operating Expenses

Depreciation and amortization expense decreased 93.4% to $464,944 during the nine months ended March 31, 2003 from $7,000,149 during the nine months ended March 31, 2002. The decrease in depreciation and amortization expense was due to the decrease in amortization of goodwill as a result of the $12,135,383 of goodwill impairment write-down during fiscal 2002 and decrease of depreciation expense from the sale of the Company's data center assets in Florida and Utah during the three months ended December 31, 2002.

Selling, general and administrative expense decreased 49.1% to $2,280,148 during the nine months ended March 31, 2003 from $4,479,719 during the nine months ended March 31, 2002. The decrease in selling, general and administrative expense was primarily due to reductions in work force and paid executive staff during and after fiscal 2002, and the Company's efforts to otherwise reduce operating costs.

Research and development expense decreased 68.6% to $120,585 during the nine months ended March 31, 2003 from $383,810 during the nine months ended March 31, 2002. The decrease in research and development expense was due to the reduction of development staff during fiscal 2002.

The Company recorded a gain from a change in accounting estimate of $1,298,748 during the nine month period ended March 31, 2003, as a result of adjusting down its reserve for uncollectable chargebacks. This adjustment is based on management's assessment of risk of uncollectable chargebacks. The downward adjustment is due primarily to lower processing volumes and improved controls that mitigate potential uncollectable merchant chargebacks.

The Company's variable option plan did not create any non-cash compensation adjustment during the nine months ended March 31, 2003 or March 31, 2002 because all outstanding options maintained exercise prices greater than the quoted stock price during the nine months ended and as of March 31, 2003 and March 31, 2002 respectively.

Our income tax benefit is zero because we fully provide for our deferred tax assets as realization of these benefits is not deemed to be more likely than not.

During nine months ended March 31, 2002, the Company incurred fines and added to the reserve for uncollectible chargebacks. No such fines or additions to reserves were incurred or deemed necessary during the nine months ended March 31, 2003.

Other Income and Expense

The Company incurred net other income and expense of ($1,202,406) for the nine months ended March 31, 2003. This compares to ($77,648) for the nine-month period ended March 31, 2002. For the nine month period ended March 31, 2003, the following items account for the net other income: The Company recorded a gain of $484,556 as a result of settling disputed amounts invoiced by a vendor. These amounts had previously been recorded as operating expense. The Company recorded $1,361,257 additional expense for the settlement with Bank of Nevis, as discussed in Note 4 of the financial statements. The Company had previously recorded approximately $531,743 for this matter. Interest and other income and expense totaled ($43,784).

Liquidity and Capital Resources

The Company likely will need to raise additional capital to finance ongoing operations during the next fiscal year and to enable the Company to continue its efforts to add new customers, re-enlist past customers, and seek new opportunities with payment processors. Adequate funds for these and other purposes on terms acceptable to the Company, whether through additional equity financing, commercial or private debt or other sources, may not be available when needed or may result in significant dilution to existing stockholders. Furthermore, the Company's losses and lack of tangible assets to pledge as security for debt financing could prevent the Company from obtaining traditional bank or similar debt financing. Failure to obtain adequate financing when and in the amounts required would have a material adverse effect on the Company and could result in cessation of the Company's business and could force the Company to seek protection under bankruptcy laws. Since its inception, our business has incurred significant losses, and as of March 31, 2003, had an accumulated deficit of $292,034,392. As a result, there is substantial uncertainty about the Company's ability to continue as a going concern, which was stated in the auditor's report on the Company's financial statements for the 2002 fiscal year. The Company expects to incur operating losses for the foreseeable future. We cannot be sure that the Company will generate sufficient revenues to sustain operations or ever achieve or sustain profitability.

M2 Agreement
------------

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

In return for its services under the Provider Agreement, the Company is required to pay M2 a monthly fee (the "Monthly Fee") equal to 115% of M2's actual costs and expenses incurred in connection with its performance under the Provider Agreement, provided that the Company shall not be required to pay, in cash, all or any portion of the Monthly Fee if the Company does not have "Free Cash Flow", as defined in the Provider Agreement sufficient to make such payments. Free Cash Flow is defined as total cash receipts from the Company's business for a given month, less Operating Outlays. Operating Outlays are defined as ordinary expenses actually paid by the Company plus payables paid, plus expenses accrued in the ordinary course of the Company's business, but excluding (i) any Monthly Fees paid to M2, (ii) any payments of Monthly Fees due to M2 but deferred because of insufficient Free Cash Flow, and interest thereon, (iii) any interest payments relating to any loans entered into by the Company or any of its subsidiaries prior to the date of the Provider Agreement, (iv) any interest payments relating to any payables or accrued expenses incurred by the Company or any of its subsidiaries prior to the beginning of such month, (v) the payment of any liabilities other than payables or accrued expenses incurred in the ordinary course of business, (vi) payments made to any officer or director of the Company or any of its subsidiaries or any of their affiliates for anything other than
(a) normal salary in amount equal to that in effect for the month prior to the date hereof and (b) reimbursement of ordinary business expenses in a manner consistent with prior practice, and (vii) payments for the acquisition of capital equipment. If Monthly Fees are not paid because of insufficient Free Cash Flow, the remaining unpaid portion of the Monthly Fee shall be paid by the Company (A) in cash within 30 days, or (B) by delivery of a demand note for the unpaid amount and bearing interest at 8% per annum, which demand note must be paid out of future Free Cash Flow in excess of amounts necessary to pay current Monthly Fees. Since the inception of the Provider Agreement, the Company has not had Free Cash Flow to pay M2, resulting in the accrual of amounts payable to M2. On March 11, 2003, and pursuant to the terms of a letter agreement between the Company and M2, the Company executed a promissory note in favor of M2 in the amount of $180,384.93. The note is payable on or before July 1, 2003, and bears interest at the annual rate of eight percent.

In addition to Monthly Fees, under the Provider Agreement, M2 is entitled to monthly payments of "Bonus Compensation" equal to 90% of "Adjusted Free Cash Flow" which is equal to Free Cash Flow less Monthly Fees paid to M2 or payments of deferred Monthly Fees. All of the Company's payment obligations to M2 under the Provider Agreement are secured by a grant of a security interest in favor of M2 covering all of the Company's tangible and intangible assets, including its software and the data centers. Moreover, although the Company has the right to terminate the Provider Agreement at any time, if the Company terminates it without cause, as defined therein, at any time during the initial five year term, the Company thereby would grant to M2 a perpetual, nonexclusive license to sell and sublicense any of the Company's proprietary technologies. No Bonus Compensation was paid or payable to M2 for its services under the Provider Agreement through March 31, 2003.

As additional consideration for the execution of the Provider Agreement, M2 agreed to provide $500,000 of debt financing, which was anticipated to involve the issuance by the Company of debentures to M2. M2's agreement to provide such financing was subject to the negotiation of definitive terms and documentation. Although negotiations took place after the execution of the Provider Agreement, the parties were never able to agree to mutually acceptable terms for such debt financing. As an alternative to such debt financing, M2 and the Company agreed that M2 would purchase from the Company essentially all of the fixed assets at the Company's Salt Lake City and Clearwater data center facilities for total consideration of $180,000. Some of that purchase price was paid in the quarter ended December 31, 2002, and the remainder of such purchase price was satisfied with the reduction of amounts payable to M2 during the quarter ended March 31, 2003. Also, and in a simultaneous transaction, the Company and M2 entered into a Software License, Source Code, and Derivative Product Distribution Agreement (the "M2 Software License"). Under the M2 Software License, M2 obtained a non-exclusive license to use the Company's proprietary software associated with its credit card processing business in consideration of payment by M2 of $50,000.


The Company believes that the Provider Agreement has reduced expenses by streamlining and outsourcing some management, sales, marketing and technology functions, and allowing the Company essentially to defer the payment of general operating expenses until Free Cash Flow is sufficient to make payments. The Company believes that the Provider Agreement may in the future enhance liquidity by increasing sales volume by introducing new payment processing and portfolio business, however, there can be no assurance that such benefits will materialize. The liquidity generated by (i) the sale of the data center assets to M2, (ii) the M2 Software License, and (iii) the deferral of expenses paid by M2 was instrumental in allowing the Company to maintain operations during the period ended March 31, 2003.

Chargeback Reserves
-------------------

At March 31, 2003 and June 30, 2002, the Company has withheld $2,852,003 and $10,726,219, respectively, from merchant settlements to cover potential chargebacks and other adjustments that are reflected as merchant reserves in the accompanying consolidated financial statements. The decrease in reserves is a direct result of a decrease in transaction volume. The Company maintains restricted cash balances to fund the reserve liabilities. At March 31, 2003, the merchant reserves accrual was $2,852,003, however, restricted cash on hand for the purpose of funding such reserve was only $1,824,394. Therefore, the merchant reserve accrual was under funded by $1,027,609.

Cash Flow Activities
--------------------

Operating activities provided $27,211 during the nine months ended March 31, 2003, compared to providing $858,702 during the nine months ended March 31, 2003. The net loss of $1,423,978 incurred during the six months ended December 31, 2002 included non-cash depreciation of $464,944, a non-cash adjustment to the accrued chargeback estimate of $1,298,748, a non-cash gain on settlement of liabilities of $484,556, and a non-cash loss on the sale of assets of $281,921. The decrease in restricted cash of $8,683,059 was offset, in large part, by a decrease in the merchant reserve liability of $7,874,216. Other changes in current asset and liabilities accounts accounted for the remaining net cash provided by operating activities during the period.

During the nine months ended March 31, 2002, operating activities provided cash of $858,702. The net loss of $19,524,485 was mostly offset by non-cash depreciation and amortization expense of $7,000,149 and impairment writedown of goodwill of $12,135,383. Additionally, cash provided by a decrease in restricted cash was offset by a decrease in merchant reserve and merchant settlement liabilities. These decreases are consistent with the decrease in revenues. Also, reducing the liability to payment processor offset cash provided by the liquidation of our deposit with payment processor. Other changes in current asset and liabilities accounts accounted for the remaining net cash used in operating activities during the period.

During the nine months ended March 31, 2003, investing activities provided $10,000 in cash from the payment received on the note receivable from the sale of assets to M2 Corporation.

During the nine months ended March 31, 2002, investing activities used $20,895 for the purchase of assets.

During the nine months ended March 31, 2003, $77,767 was paid as principal repayment of capital lease obligations and notes payable. During the nine months ended March 31, 2002, $1,083,264 was paid as principal repayment of capital lease obligations and notes payable.

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

On October 8, 2002, Cyber Consultants, Ltd., a St. Kitts corporation ("Cyber Consultants") filed a lawsuit against the Company in the Eastern Caribbean Supreme Court located in St. Kitts. Cyber Consultants' statement of claim alleges that the Company is in breach of a contract between the Company and Cyber Consultants and seeks an accounting under the contract and damages in an unspecified amount. The Company intends to vigorously defend this lawsuit

On September 23, 2002, Allstate Communications Holdings, Inc. ("Allstate"), of Los Angeles, California, filed suit against DCTI in the California Superior
Court in Los Angeles. Allstate's complaint contains three separate claims aggregating to approximately $392,000 plus interest, costs, and punitive damages in unspecified amounts. Allstate's claims are based on theories of breach of contract, conversion, and money had and received, and arise out of alleged transactions between Allstate and DCTI, SecureBank and Cyber Clearing. The Company has answered the complaint and intends to vigorously defend the litigation.

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

On April 15, 2002, the Bank of Nevis International Limited ("BONI") filed a claim against the Company and DataBank International Ltd. ("DataBank") in the Eastern Caribbean Supreme Court in the High Court of Justice, Federation of Saint Christopher and Nevis containing various allegations against the Company and DataBank arising from a credit card transaction processing agreement (the "BONI Agreement"). In particular, BONI alleges that DataBank, which the Company acquired in October 1999, and/or the Company breached the BONI Agreement by (1) failing to pay processing fees due under the BONI Agreement; (2) negligently instructing BONI to make refunds to merchants; (3) instructing BONI to pay merchants who were not its customers; (4) failing to ensure that the reserve fund of each merchant was sufficient to cover any loss BONI may suffer; (5) not having proper or effective software to manage credit card transactions; (6)
delaying in instructing BONI to make payments; (7) improper bookkeeping; (8) failing to maintain sufficient information for merchant accounts; (9) providing inaccurate instructions to BONI; and (10) failing to provide timely instructions to BONI. The claim also alleges that the Company and DataBank breached an agreement with BONI to be bound by the findings of PricewaterhouseCoopers regarding the amounts owed by each party under the BONI Agreement. Finally, BONI also alleges that DataBank had an obligation to indemnify it against any losses associated with merchant processing. The claim seeks $1.9 million in damages. The Company moved to dismiss, but its motion was denied. During the three months ended December 31, 2002, the Company entered into an interim settlement agreement with BONI that allows the Company to continue its appeal but calls for the payment by the Company of $1,027,000 that the parties admit is not in dispute.

On April 8, 2002, Next Generation Ltd., Prospect Creek, Ltd., Oxford Partners, Ltd., and Carib Venture Partners, Ltd. (the "Next Generation plaintiffs") filed a complaint against the Company in the United States District Court for the Northern District of California alleging that the Company failed to register restricted shares of the Company's common stock. The Next Generation plaintiffs received the shares in connection with the Company's acquisition of DataBank in October 1999 and claim that the Company was obligated to periodically register a portion of those restricted shares with the SEC following the DataBank transaction, but failed to do so. The Next Generation plaintiffs' complaint purports to state claims for breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, negligent misrepresentation, declaratory judgment, negligence and constructive fraud. After the period ended March 31, 2003, claims of the Next Generation plaintiffs were dismissed with prejudice.

In July 2001, Jim Thompson and Kenneth Nagel, both former owners of shares of SecureBank.com, filed a complaint against the Company, SB.com and Bobbie Downey, the Company's former Secretary and General Counsel, in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, State of Florida Civil Division, alleging that the Company failed to register 500,000 (5,000 post reverse split) shares of the Company's stock pursuant to the parties' June 1, 1999 Registration Rights Agreement. The complaint asserted claims for breach of contract, fraudulent inducement, declaratory judgment and rescission. The Company removed the action to the United States District Court for the Northern District of Florida. The Company also filed a counterclaim for breach of contract against Thompson and Nagel arising from promissory notes they made in favor of the Company and for breach of fiduciary duty against Nagel for conduct he engaged in as a director of the Company. During the three months ended March 31, 2003, the Company entered into a settlement agreement with Messrs. Thompson and Nagel, and the case was dismissed.

In November 2000, Ameropa Ltd. ("Ameropa") filed suit in the California Superior Court in Los Angeles against the Company and Don Marshall, the current Chief Executive Officer and a director of the Company, alleging that Ameropa is the assignee of several persons and entities that owned interests in DataBank. Ameropa claims that Mr. Marshall breached a contract with its assignors to pay them their alleged share of the DataBank purchase price. Ameropa has recently added as a defendant James Egide, a former Chief Executive Officer and Chairman of the Company. Discovery in the case is ongoing, and subsequent to March 31, 2003, Ameropa sought permission to file its Fifth Amended Complaint. If filed, the Company will answer the complaint and otherwise defend the Ameropa litigation.

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

On December 7, 2001, McGlen Micro, Inc. filed suit against the Company and American Credit Card Processing Co. in the California Superior Court in Los Angeles for breach of contract conversion, money had and received, and unfair and deceptive business practices. The complaint seeks money damages of a minimum of $164,323 plus interest arising out of allegedly unauthorized chargebacks. The court has scheduled the matter for trial starting on October 20, 2003. Discovery is on-going and DCTI is vigorously defending against the claims.

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


Item 2.  Changes in Securities and Use of Proceeds

           Item 2(c) Equity Securities Issued or Sold by the Registrant without Registration.

During the nine months ended March 31, 2003, the Company issued the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

Effective February 7, 2003, and as partial consideration of a settlement of a lawsuit between the Company and a former officer, the Company issued a five-year warrant to purchase a total of 20,000 shares of common stock at an exercise price per share of $1.00 per share. The Company issued such warrant, and would issue any shares of common stock issued upon the exercise thereof, without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act. Such warrant was issued, and any shares of common stock issuable upon exercise thereof would be issued as restricted securities, and the certificates representing such securities are and would be stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

On July 8, 2002, the holder of a convertible payment obligation converted $525,569.52 of the outstanding cash amount payable to him into 299,470 shares of the Company's common stock. The Company subsequently notified that holder that it had understated the number of shares of common stock issued and outstanding as of the date of his conversion, and therefore he was allowed to convert only $508,044.91 into 289,484 shares of common stock. Certificates representing these shares were issued to a company owned by such holder on September 12, 2002. The Company issued such shares without registration under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act. Such shares of common stock were issued as restricted securities, and the certificates representing such shares was stamped with a standard legend to prevent any resale without registration under the Securities Act or pursuant to an exemption.

Item 3.  Defaults Upon Senior Securities

     On December 24, 2002, the Company executed a promissory note in favor of a vendor in the total principal amount of $275,000. The note was executed, in part, for an agreed reduction of amounts payable to such vendor in the amount of $744,829. The note is payable in monthly payments of $15,000, due on the fifteenth day of each month after February 15, 2003, with $15,000 payable before the 31st day of December 2002 and January 2003. The Company did not make the payments required to be made in March and April 2003 on such note. The holder of the note has provided written notice of default of the note. Upon the occurrence of an event of default under the note, the principal and accrued interest under the note accelerated and become immediately due and payable. The outstanding amount of principal and accrued interest on the note at March 31, 2003 is $230,000 and $1,150 respectively.

Item 5.  Other Information

Name Change and Reverse Stock Split
-----------------------------------

     Although the Company did not submit any matter to a vote of its security holders, on March 11 and 13, 2003, the holders of a majority of the issued and outstanding shares of the Company's common stock delivered to the Company written consents approving two separate matters pursuant to Section 228 of the Delaware Business Corporation Law. First, the stockholders approved a 100 for 1 reverse split of all of the Company's then issued and outstanding shares of common stock (the "Reverse Stock Split"). Second, the stockholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation changing the name of the Company to "TransAxis, Inc." (the "Name Change"). The Company prepared and filed with the Securities and Exchange Commission, and then delivered to all stockholders an Information Statement on Schedule 14C pertaining to the Reverse Stock Split and the Name Change. The Reverse Stock Split and the Name Change became effective 20 days after the Schedule 14C was mailed to the Company's stockholders, on May 8, 2003.

FreeStar Letter of Intent
-------------------------

         On April 30, 2003, the Company entered into a Letter of Intent ("LOI") with FreeStar Technology Corporation, a Nevada corporation ("FreeStar"), for the purpose of setting forth the proposed terms of an agreement in principle pursuant to which FreeStar would acquire the issued and outstanding common stock of the Company pursuant to a statutory merger of the Company with and into a subsidiary of FreeStar (the "Merger").

         Under the LOI, each outstanding share of the Company's common stock outstanding or deemed to be outstanding upon the assumed conversion of any preferred stock or other convertible instruments as a result of the consummation of the Merger is to be converted into the right to receive that number of validly issued, fully paid, nonassessable and registered shares of FreeStar equal to (a) the greater of (i) 10,000,000 shares, or (ii) that number of shares equal to $1,800,000 divided by the Closing Price (as defined in the LOI), (b) divided by the number of shares of the Company's common stock outstanding or deemed to be outstanding as of the Effective Date of the Merger (as defined in the LOI).

         The consummation of the proposed Merger is dependent upon a number of conditions, including among others to be set forth in definitive documentation:
(a) the negotiation and execution of a definitive agreement; (b) the formal approval of the Boards of Directors and shareholders of each of the companies;
(c) the effectiveness of a Form S-4 registration statement with the Securities and Exchange Commission covering the shares to be issued by FreeStar in the transaction; (d) the completion by each of the companies of its due diligence investigation concerning the other company to each company's satisfaction; and
(e) at FreeStar's expense, rendering of a fairness opinion by an independent broker-dealer firm that the contemplated transaction is fair to FreeStar and the stockholders of the Company.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

     The following documents are included as exhibits to this report.

         Exhibits         Exhibit Description                                               Location
         --------         -------------------                                               --------

         3.1              Amended and Restated Certificate of Incorporation, filed with     (1)
                              the Delaware Secretary of State September 16, 1998
         3.1.1            Certificate of Amendment of Amended and Restated Certificate of   Attached
                              Incorporation, filed with the Delaware Secretary of State
                              December 22, 1998
         3.1.2            Certificate of Amendment of Amended and Restated Certificate of   Attached
                              Incorporation, filed with the Delaware Secretary of State
                              October 18, 1999
         3.1.3            Certificate of Amendment of Amended and Restated Certificate of   Attached
                              Incorporation, filed with the Delaware Secretary of State
                              May 6, 2003
         3.2              By-laws                                                           (1)
         4.1              Certificate of Designation of Series D Convertible Preferred      Attached
                               Stock, filed with Delaware Secretary of State on January
                               22, 2002
         10.1             Second Amended and Restated Incentive Plan                        (2)
         10.2             Settlement Services Agreement with St. Kitts Nevis Anguilla       (3)
                              National Bank
         10.3             Transaction Processing Services Agreement with Equifax Card       (3)
                              Services, Inc.
         10.4             Global Master Service Agreement with Global Payment Systems LLC   (3)
         10.5             Amendment No. 1 to Settlement and Release Agreement with Don      (4)
                              Marshall dated March 18, 2002
         10.6             Agreement with M2, Inc. dated September 30,  2002                 (5)
         10.7             License Agreement with M2, Inc., dated November 27, 2002          (6)
         10.8             Bill of Sale for Data Center Assets (M2, Inc.)                    (6)
         99.1             Certification                                                     Attached


(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1998. (2) Incorporated by reference to the Company's Preliminary Proxy Statement on Schedule 14A filed with the Securities and
         Exchange Commission on October 28, 1999.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000. (4) Incorporated by reference to the Company's Form 8-K filed on March 27, 2002 (5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2002

(b)  Current Reports on Form 8-K

     No current reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TRANSAXIS, INC.



         Date:                                By   /s/ Lynn J. Langford
                                                   ---------------------------
     May 20, 2003                                      Lynn J. Langford
                                                       Chief Financial Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

      I, Don Marshall, Chief Executive Officer of TransAxis, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of TransAxis, Inc. (the "Registrant");

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


Date: May 20, 2003             /s/ Don Marshall
                               ---------------------------------
                                   Don Marshall
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

   I, Lynn J. Langford, Chief Financial Officer of TransAxis, Inc. certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of TransAxis, Inc. (the "Registrant");

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


Date: May 20, 2003        /s/ Lynn J. Langford
                          ------------------------------------------------
                              Lynn J. Langford
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)